Form 10-Q
period 2011-08-31
Biopower Operations Corp
filed 2011-10-17
CIK 1510832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-172139

BioPower Operations Corporation
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1000 Corporate Drive	27-4460232
Suite 200, Fort Lauderdale, Florida
USA	33334
(Address of principal executive offices)	(Zip Code)

+1 954 607 2800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes ☐  No  ☒

Common Stock $0.0001.  As of October 14, 2011, 90,280,000 shares of common stock of the issuer were outstanding.

Introductory Comment - Use of Terminology

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us” and “our” refers to BioPower Operations Corporation and, unless the context indicates otherwise, our subsidiaries in which we hold 100% of such entities’ outstanding equity securities, including BioPower Corporation (“BioPower Corporation”), Green Oil Plantations Americas Inc. (“Green Oil”) and Green Energy Crops Corporation (“GECC”), on a consolidated basis.  Unless otherwise indicated, all monetary amounts are reflected in United States Dollars.

BIOPOWER OPERATIONS CORPORATION
(A Developmental Stage Company)

CONTENTS

		Page
PART I-	FINANCIAL INFORMATION

ITEM 1-	FINANCIAL STATEMENTS

	Balance sheets as of August 31, 2011 (consolidated) (unaudited) and November 30, 2010 (Audited)	4

	Statements of operations for the three and nine months ended August 31, 2011 and from September 13, 2010 (inception) to August 31, 2011 (consolidated) (unaudited)	5

	Statements of cash flows for the nine months ended August 31, 2011 and from September 13, 2010 (inception) to August 31, 2011(consolidated) (unaudited)	6

	Notes to consolidated financial statements (unaudited)	9

ITEM 2-	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3-	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4-	CONTROLS AND PROCEDURES	21

PART II-	OTHER INFORMATION

ITEM 1-	LEGAL PROCEEDINGS	23

ITEM 2-	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23

ITEM 3-	DEFAULT UPON SENIOR SECURITIES	23

ITEM 4-	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23

ITEM 5-	OTHER INFORMATION	23

ITEM 6-	EXHIBITS	23

SIGNATURES

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act

PART I – FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

Biopower Operations Corporation and Subsidiaries
(A Development Stage Company)
Balance Sheets

	August 31, 2011
	(Consolidated) (Unaudited)	November 30, 2010
Assets
Current Assets:
Cash	$30,931	$20,124
Prepaid expenses	13,151	-
Total Current Assets	44,082	20,124

Equipment, net	27,185	-

Other Assets:
License, net	247,041	-
Security deposit	11,660	-
Total Other Assets	258,701	-
TOTAL ASSETS	$329,968	$20,124

Liabilities And Stockholders' Deficit
Current Liabilities:
Accounts payable and accrued expenses	$392,799	$530
Notes payable – related parties	-	20,927
Total Current Liabilities	392,799	21,457

Stockholders' Deficit:
Preferred stock, $1.00 par value; Authorized: 10,000 and 1,000 shares; Issued: 1 and none issued and outstanding	1	-
Common stock, $0.0001 par value; Authorized: 500,000,000 shares; 90,280,000 and 10,000 shares issued and outstanding,	9,028	1
Additional paid in capital	675,162	-
Deficit accumulated during the development stage	(747,022)	(1,334)
Total Stockholders' Deficit	(62,831)	(1,333)
Total Liabilities And Stockholders' Deficit	$329,968	$20,124

See accompanying notes to consolidated financial statements

Biopower Operations Corporation and Subsidiaries
(A Development Stage Company)
Statements of Operations
 (Unaudited)

	Three Months Ended August 31, 2011 (Consolidated)	Nine Months Ended August 31, 2011 (Consolidated)	September 13, 2010 (Inception) to August 31, 2011

General and administrative expenses	$271,711	$745,688	$747,022

Net loss	$(271,711)	$(745,688)	$(747,022)

Net loss per common share- basic and diluted	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding during the period – basic and diluted	90,251,648	74,111,131	57,688,778

See accompanying notes to consolidated financial statements

Biopower Operations Corporation and Subsidiaries
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	August 31, 2011	September 13, 2010 (Inception)
	(Consolidated)	to August 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(745,688)	$(747,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	2,959	2,959
Depreciation	2,109	2,109
Stock issued for services	50,000	50,000
Warrants issued for services	60,800	60,800
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Prepaid expenses	(13,151)	(13,151)
Security deposit	(11,660)	(11,660)
Increase/(Decrease) in:
Accounts payable and accrued liabilities	392,269	392,799
Net Cash Used In Operating Activities	(262,362)	(263,166)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(29,294)	(29,294)
Net Cash Used in Investing Activities	(29,294)	(29,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	2,954	23,881
Repayment of notes payable - related parties	(23,881)	(23,881)
Proceeds from issuance of preferred stock	1	1
Proceeds from issuance of common stock	323,389	323,390
Net Cash Provided By Financing Activities	302,463	323,391

Net Increase in Cash	10,807	30,931

Cash - Beginning of Period	20,124	-

Cash - End of Period	$30,931	$30,931

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for license	$250,000	$250,000

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Financial Statements
August 31, 2011
Unaudited

CONTENTS

Page(s)

Balance Sheets – As of August 31, 2011 (Consolidated) (Unaudited) and November 30, 2010 (Audited)	4

Statements of Operations –
Three and Nine Months Ended August 31, 2011 (Consolidated), and from September 13, 2010 (Inception) to August 31, 2011 (Consolidated) (Unaudited)	5

Statements of Cash Flows –
Nine Months Ended August 31, 2011 (Consolidated), and from September 13, 2010 (Inception) to August 31, 2011 (Consolidated) (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	9 - 17

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
Unaudited

Note 1 Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form S-1, which contains the audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the period ended November 30, 2010.  The interim results for the period ended August 31, 2011 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

BioPower Corporation was incorporated in the State of Florida on September 13, 2010. On January 5, 2011, the Company re-domiciled to Nevada and formed BioPower Operations Corporation. On January 6, 2011, the shareholders of BioPower Corporation contributed their shares of BioPower Corporation to the Company and BioPower Corporation became a wholly-owned subsidiary of the Company.

The Company intends to focus on growing non-food energy crops such as trees and grass that can be converted into electricity and biofuels.  To date, the activities of the Company have been limited to implementing the business plan and raising capital. The Company is still in its development stage.

The Company’s fiscal period end is November 30.

Principles of Consolidation

All inter-company accounts and transactions have been eliminated in consolidation.

Development Stage

The Company's unaudited consolidated financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include negotiating distribution agreements and marketing the territory for distribution outlets for the product. The Company, while seeking to implement its business plan, will look to obtain additional debt and/or equity related funding opportunities. The Company has not generated any revenues since inception.

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
Unaudited

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.  Also, see Note 3 regarding going concern matters.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Such estimates for the period ended August 31, 2011, and assumptions affect, among others, the following:

• estimated fair value of share based payments
• estimated carrying value, useful lives and related impairment of equipment and intangible assets; and
• estimated valuation allowance for deferred tax assets, due to continuing and expected future losses

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company had no cash equivalents at August 31, 2011 or November 30, 2010.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At August 31, 2011 and November 30, 2010, there were no balances that exceeded the federally insured limit.

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
Unaudited

Equipment

Equipment is stated at cost, less accumulated depreciation computed on a straight-line basis over the estimated useful lives. Maintenance and repairs are charged to operations when incurred.  Betterments and renewals are capitalized when deemed material.  When equipment is sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

Equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  There were no impairment charges taken during the period ended August 31, 2011 and the year ended November 30, 2010.

Intangible Assets

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets are reviewed for impairment if indicators of potential impairment exist. Also, see Note 6 regarding license agreement.

Share-based payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest.  Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including cash, prepaid expenses, accounts payable and accrued expenses, approximates fair value due to the relatively short period to maturity for these instruments.

Earnings per share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has the following dilutive common stock equivalent at August 31, 2011:

Warrants 1,000,000

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
Unaudited

Since the Company had a net loss for the period, the effect of dilution associated with these common stock equivalents would be anti-dilutive, as a result, basic and diluted loss per share are equivalent.

Recent Accounting Pronouncements

There are no new accounting pronouncements that are expected to have any material impact on the Company’s consolidated financial statements.

Note 3 Going Concern

As reflected in the accompanying unaudited interim consolidated financial statements, the Company has a net loss of $745,688 and net cash used in operations of $262,362 for the nine months ended August 31, 2011; and a working capital deficit of $348,717 and a deficit accumulated during the development stage of $747,022 at August 31, 2011.

The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity financings. The Company will likely rely upon related party debt or equity financing in order to ensure the continuing existence of the business.

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 Equipment

	August 31, 2011	Estimated Useful Lives
Computer Equipment	$29,294	5
Less: Accumulated depreciation	(2,109)
Equipment, net	$27,185

Note 5 Notes Payable – Related Parties

During November 2010, the Company’s Chief Executive Officer advanced $10,927. The loan bears interest at 4%, is unsecured and due on demand.

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
Unaudited

During November 2010, the Company’s Director advanced $10,000. The loan bears interest at 4%, is unsecured and due on demand.

During December 2010, the Company’s Director advanced $506. The loan bears interest at 4%, is unsecured and due on demand.

During January 2011, the Company’s Chief Executive Officer advanced $832. The loan bears interest at 4%, is unsecured and due on demand.

During January 2011, the Company’s Director advanced $631. The loan bears interest at 4%, is unsecured and due on demand.

During February 2011, the Company’s Director advanced $985. The loan bears interest at 4%, is unsecured and due on demand.

During May 2011, the Company repaid all related party advances totaling $23,881. As of August 31, 2011, the Company owes $384 in accrued interest, which has been recorded as a component of accounts payable and accrued expenses.

Note 6 Stockholders’ Deficit

On September 13, 2010, the Company issued 10,000 shares of common stock to its founders for $1 ($0.0001/share).  On January 5, 2011, in connection with the re-domiciling to Nevada, these shares were cancelled for no consideration.

(1)	Preferred Stock

On January 28, 2011, the Company issued one share of Series A, preferred stock for $1.  This series of preferred stock had a provision that the holder of the one share, a related party controlled by the Company’s Chief Executive Officer and a Director, can vote 50.1% of the total votes.  There are no preferences, dividends, or conversion rights.

(2)	Common Stock

In 2011, the Company issued the following shares for cash and services:

Type	Quantity	Valuation	Range of Value per share
Cash	40,330,000	$318,910	$0.0001 – 0.50
Cash – related parties	44,800,000	4,480	$0.0001
License agreement	1,000,000	250,000	$0.25
Services	4,150,000	50,000	$0.012
Total	90,280,000	$623,390	$0.0001 - $0.50

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
Unaudited

In connection with the stock issued for services rendered, the Company determined fair value based upon the value of the services provided, which was the most readily available evidence.

In connection with the stock issued for the license agreement, the following occurred:

On January 27, 2011, an agreement was executed with Green Oil Plantations Ltd. and their affiliates (“Green Oil”) for an exclusive license of fifty years in exchange for 1,000,000 shares of common stock, having a fair value of $250,000 ($0.25/share), based upon recent cash offerings to third parties, to utilize Green Oil’s licensed technologies and turnkey model for growing energy crops in North America, South America, Central America and the Caribbean excluding Cuba.

The Company has agreed to pay a royalty fee, as a percentage, of gross revenue as follows:

5% of the first $50,000,000 of gross revenue;

3% of the second $50,000,000 of gross revenue; and

1% of anything in excess of $100,000,000

If the Green Oil charges a lesser percentage to another entity, then the first $50,000,000 will be decreased to the lowest percentage charged.

No such transactions have occurred as of August 31, 2011 and through October 14, 2011.

(3)	Warrants

The service provider also received 1-year warrants for 1,000,000 shares, with an exercise price of $1 per share.  The warrants were granted for services rendered. The warrants have a fair value of $60,800, based upon the black-scholes option-pricing model.  The Company used the following weighted average assumptions:

Expected dividends	0%
Expected volatility	150%
Expected term	1 year
Risk free interest rate	0.28%
Expected forfeitures	0%

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
Unaudited

Weighted
Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Life in	Intrinsic
	Warrants	Price	Years	Value
Balance - 11/30/10	-	$-
Granted	1,000,000	1.00
Forfeited/Cancelled	-	-
Exercised	-	-
Balance - 8/31/11 - outstanding	1,000,000	1.00	0.36	-
Balance - 8/31/11 - exercisable	1,000,000	$1.00	0.36	-

Warrants Outstanding				Warrants Exercisable
		Weighted Average	Weighted		Weighted
Range of		Remaining	Average		Average
exercise	Number	Contractual Life	Exercise	Number	Exercise
price	Outstanding	(in years)	Price	Exercisable	Price
$1.00	1,000,000	0.36	$1.00	1,000,000	$1.00

At August 31, 2011, the total intrinsic value of warrants outstanding and exercisable was $0.

Note 7 Related Party Transactions

License Agreement – Former Affiliate of Chief Executive Officer

On November 30, 2010, the Company entered into an exclusive license agreement with a company that is a former affiliate of the Company’s Chief Executive Officer.  The license gives the Company the right to utilize all Intellectual Property rights (“IP”) and technology licenses to produce high-density short rotation biomass energy crops on an exclusive basis in the United States, Central America, Mexico, and Guam in perpetuity.

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
Unaudited

The Company has agreed to pay a royalty fee, as a percentage, of gross revenue as follows:

8% of the first $50,000,000 of gross revenue;

3% of the second $50,000,000 of gross revenue; and

1% of anything in excess of $100,000,000

If the former affiliate company charges a lesser percentage to another entity, then the first $50,000,000 will be decreased to the lowest percentage charged.

No such transactions have occurred as of August 31, 2011 and through October 13, 2011.

Note 8 Formation of Subsidiaries

On January 14, 2011, the Company formed Global Energy Crops Corporation (“GECC”), a 100% wholly owned subsidiary.  GECC intends to:

-	Seek financing from US aid and similar organizations for energy crop growing projects in third world countries for the conversion to electricity and biofuels,

-	Joint venture with both international and smaller technology companies who are currently producing electricity and biofuels wherein GECC intends to provide biomass feedstock, and

-	Execute supply chain contracts with major buyers of energy crop products including electricity and biofuels.

On January 27, 2011, the Company formed Green Oil Plantations Americas, Inc. (“Green Oil”), a 100% wholly owned subsidiary as the operating company for the exclusive license agreement with Green Oil Plantations, Ltd. (See Note 6)

Both of the above subsidiaries are currently inactive except for their formation.

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
Unaudited

Note 9 Commitments and Contingencies

Commitments

(A) Employment Agreements – Officers and Directors

In January 2011, the Company executed employment agreements with certain officers and directors (three individuals) containing the following provisions:

Term of contract	2-5 years
Salary	$125,000 - $200,000
Salary deferral	All salaries will be accrued until the Company has raised $2,500,000.

(B) Lease Agreement

On March 18, 2011, the Company entered into a 26-month lease that commenced on April 1, 2011 and expire on May 31, 2013.  The Company’s monthly lease payment of $4,150 commenced on July 1, 2011.  The Company will amortize rent expense on a straight-line basis over the occupancy period. For the period ended August 31, 2011, the Company expensed $18,357.

Contingencies

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Note 10 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of August 31, 2011 and October 14, 2011, the date the interim unaudited consolidated financial statements were issued, and concluded that events or transactions occurring during that period requiring recognition or disclosure have been made.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Statements made in this 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934.  In  some  cases, you can  identify  forward-looking statements by terminology such  as "may",  "should", "intends", "expects", "plans", "anticipates", "believes",  "estimates", "predicts", "potential", or  "continue"  or  the  negative of  these  terms  or  other  comparable terminology.  We intend that such forward-looking statements be subject to the safe harbors for such statements.  We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Any forward-looking statements represent management’s best judgment as to what may occur in the future.  However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

BioPower Corporation was incorporated September 13, 2010 in the State of Florida and re-domiciled as BioPower Operations Corporation which was incorporated in the State of Nevada on January 5, 2011.

BioPower is a development stage renewable energy company, with no operations and revenues to date, focused on growing biomass energy crops including seed bearing plants, trees and bamboo (“biomass feedstock”) that can be converted into biofuels, oils or electricity.  We intend to operate our Company through three wholly-owned subsidiaries, BioPower Corporation, Global Energy Crops Corporation and Green Oil Plantations Americas Inc.  BioPower Corporation has an exclusive license for the United States, Central America, Guam, and Mexico from Clenergen Corporation to utilize their biomass growing technologies.  Clenergen Corporation is a public company which utilizes genetics applied to selected tree species, namely, Marjestica, Melia dubia and Bamboo.  Clenergen only began generating revenues in 2010.  Green Oil Plantations Americas has the exclusive license for North, Central, South America and the Caribbean from Green Oil Plantations Ltd. and their affiliates to utilize their biomass growing technologies and turnkey plantation management to grow biomass energy crops.

As a development stage company, our plan is to grow biomass energy crops by (1) acquiring land, (2) joint venturing with land owners who have land and would like to grow energy crops or (3) joint venturing with project funding sources looking to acquire land and grow energy crops.  We then intend to sell the biomass feedstock, or end products, that can be used for many valuable products including the generation of electricity or conversion to biofuels.

RESULTS OF OPERATIONS

Our unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.  We expect that we will require additional capital to meet our operating requirements.  We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended August 31, 2011

No comparisons for the three month period ended August 31, 2011 can be provided given the Company’s formation date of September 13, 2010.

Our net loss for the three month period ended August 31, 2011 was $271,711.

During the three month period ended August 31, 2011, we did not generate any revenues.

During the three months ended August 31, 2011, we incurred general and administrative expenses totaling $271,711.  These expenses primarily related to accrued payroll and payroll taxes, financial and administrative contracted services for professional fees for the filing of the S-1 registration statement including legal and accounting, developmental costs and corporate overhead.

The weighted average for the number of shares outstanding was 90,251,648 for the three month period ending August 31, 2011.

Nine Month Period Ended August 31, 2011

No comparisons for the nine month period ended August 31, 2011 can be provided given the Company’s formation date of September 13, 2010.

Our net loss for the nine month period ended August 31, 2011 was $745,688.

During the nine month period ended August 31, 2011, we did not generate any revenues.

During the nine months ended August 31, 2011, we incurred general and administrative expenses totaling $745,688.  These expenses primarily related to accrued payroll and payroll taxes, financial and administrative contracted services for professional fees for the filing of the S-1 registration statement including legal and accounting, developmental costs and corporate overhead.

The weighted average for the number of shares outstanding was 74,111,131 for the nine month period ending August 31, 2011.

Liquidity and Financial Condition

Nine Month Period Ended August 31, 2011

No comparisons for the nine month period ended August 31, 2011 can be provided given the Company’s formation date of September 13, 2010.

As of August 31, 2011 our current assets were $44,082 compared to $20,124 at November 30, 2010.  Current assets were comprised of $30,931 in cash and $13,151 in prepaid expenses at August 31, 2011 and $20,124 in cash at November 30, 2010.  As at August 31, 2011 our current liabilities were $392,799 compared to $21,457 at November 30, 2010.  At August 31, 2011 our current liabilities were comprised of accounts payable and accrued expenses of $392,799 as compared to November 30, 2010 with current liabilities comprised of $530 in accounts payable and accrued expenses and $20,927 in Notes Payable to related parties.

Cash Flows used in Operating Activities

We have not generated positive cash flows from operating activities.   For the nine month period ended August 31, 2011, net cash flows used in operating activities was $262,362 consisting of a net loss of $745,688, amortization and depreciation of $5,068, stock issued for services of $50,000, warrants issued for services of $60,800, an increase in prepaid expenses of $13,151, an increase in security deposits of 11,660, an increase in accounts payable and accrued liabilities of 392,269.   Net cash flows used in operating activities was $263,166 for the period from September 13, 2010 (inception) to August 31, 2011 consisting of a net loss of $747,022, amortization and depreciation of $5,068, stock issued for services of $50,000, warrants issued for services of $60,800, an increase in prepaid expenses of $13,151, an increase in security deposits of 11,660, an increase in accounts payable and accrued liabilities of 392,799.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $29,294 for the nine months ended August 31, 2011 and $29,294 for the period from September 13, 2010 (inception) to August 31, 2011.

As of August 31, 2011, our company had a working capital deficit of approximately $348,717.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended August 31, 2011 cash flows provided by financing activities was $302,463 received from proceeds from issuance of common stock and loans from related parties.  For the period from September 13, 2010 (inception) to August 31, 2011, net cash provided by financing activities was $323,391 received from proceeds from issuance of common stock and loans from related parties.

PLAN OF OPERATION AND FUNDING

BioPower Corporation was formed in Florida   on September 13, 2010.  As of November 30, 2010, our CEO and a Director loaned BioPower Corporation $20,927 and our cash balance was $20,124.  In exchange for the loan, each was issued a demand note evidencing the principal amount loaned and providing for interest at the rate of 4% per annum.  From these total proceeds, we had made payments of $16,500 towards costs of preparation of the Prospectus including audit fees.

On  January  5, 2011  we formed  BioPower Operations Corporation, a Nevada corporation and the  Officers  and Directors cancelled their shares   in  BioPower Corporation and  contributed BioPower Corporation to  BioPower Operations Corporation.  Therefore, BioPower Corporation became   a wholly-owned subsidiary of the Company as we re-domiciled in Nevada.   There is limited historical basis for liquidity comparison and analysis.

As  of January  18,  2011,  we had raised  a total  of $8,390 from  the sale  of 83,900,000 shares  of our  common stock  at par value  $0.0001, comprised of 36,650,000 shares  of common stock to officers  and directors  of the Company, and the balance  of 47,250,000 common shares of  stock  to  1 0 related  parties  of  officers  and  directors totaling  39,850,000 common shares  of stock  of which  they  disclaim  beneficial ownership.

We accepted subscription agreements on February  2, 2011  for sales  of 1,200,000 shares  of our  common stock  at a price  of $0.25  per share  with no commissions paid,  for total proceeds  of $300,000.

We prepared an S-1 Offering which the SEC approved and became effective August 1, 2011.  We sold 30,000 shares of our common stock at a price of $0.50 per share with no commissions paid, for total proceeds of $15,000 on August 26, 2011.  We officially closed our Offering on October 3, 2011 so that we could move forward with getting listed on the Over-the-Counter Bulletin Board exchange.

We estimate our maximum operating expenses and working capital requirements for the next twelve month period to be as follows:

Business development costs for biomass operations	$3,250,000
Management and Consulting	825,000
General and Administrative	925,000
Total	$5,000,000

We anticipate that we will be required to raise additional funds through private sales of debt or equity securities of the Company, to fund our operations and execute our business plan. There is no assurance that the financing will be completed on terms advantageous to us, or at all. If we are not successful in raising additional funding, we may be forced to curtail or cease some of all of our operations and/or curtail or elect not to proceed with certain aspects of our business plan.

We may also encounter unforeseen costs that could also require us to seek additional capital.  As a result, we will need to raise additional debt and/or equity funding.  However, no assurance can be given that we will be able to sell any of such securities.   An inability to obtain such funding would prevent us from developing any biomass feedstock plantations.  Our ability to obtain additional capital also will depend on market conditions, national and global economies and other factors beyond our control.   The terms of any future debt or equity funding that we may obtain may be unfavorable to us and to our stockholders.

If we are successful and we are able to raise the entire $5,000,000, we will have sufficient funds to meet business development activity costs for the current fiscal year, and we will be able to implement key aspects of our business plan, including business development costs for our energy growing operations. We would have a total of $1,700,000 remaining for working capital. We expect these amounts will be sufficient to initiate and sustain our business development activities for one year.

Once we have raised $2,500,000, the accrued but unpaid salary obligations to our CEO, President and Director of Business Strategy will become due and payable. The initial annual salaries are $200,000, $150,000 and $125,000, respectively.

The amount and timing of additional funds that  might  be required cannot  be definitively stated  as at the  date  of this  report  and will  be dependent on a variety  of factors,  including  the success  of our  initial  operations and the rate  of future  expansion that  we might  plan  to undertake.  If we were  to determine that  additional funds are required, we would  be required  to raise  additional capital  either  by way of loans  or equity,  which,  in the case  of equity,  would  be potentially dilutive  to existing  stockholders.   The Company cannot be certain that we will be able to raise any additional capital to fund our operations or expansion past the current fiscal year.

RECENT ACCOUNT PRONOUNCEMENTS

There are no new accounting pronouncements that are expected to have a material impact on the Company’s consolidated financial statements.

GOING CONCERN

As reflected in the accompanying unaudited interim consolidated financial statements, the Company has a net loss of $745,688 and net cash used in operations of $262,362 for the nine months ended August 31, 2011; and a working capital deficit of $348,717 and a deficit accumulated during the development stage of $747,022 at August 31, 2011.

The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity financings. The Company will likely rely upon related party debt or equity financing in order to ensure the continuing existence of the business.

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

Development Stage

The Company's consolidated financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include negotiating distribution agreements and marketing the territory for distribution outlets for the product. The Company, while seeking to implement its business plan, will look to obtain additional debt and/or equity related funding opportunities. The Company has not generated any revenues since inception.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

Intangible Assets

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets are reviewed for impairment if indicators of potential impairment exist.

Share-based payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to nonemployees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Nine-month period ended August 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us. As of the date of this Quarterly Report, no director or officer is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not engage in any unregistered sale of equity securities for the reporting period.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

No report required.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5.  OTHER INFORMATION.

No report required.

Item 6.  Exhibits.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 17, 2011	BioPower Operations Corporation

	By:	/s/ Robert D. Kohn
Robert D. Kohn, Chairman and Chief Executive Officer and
Chief Financial Officer