Form 10-K
period 2011-11-30
Biopower Operations Corp
filed 2012-03-14
CIK 1510832

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 000-53274

BioPower Operations Corporation

(Exact name of registrant as specified in its charter)

Nevada	27-4460232
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1000 Corporate Drive, Suite 200, Fort Lauderdale, Florida 33334

(Address of principal executive offices)

Issuer’s telephone number, including area code: +1 954 607 2800

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated Filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

As of March 9, 2012, the last day of the Registrant’s most recently completed first fiscal quarter, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing stock price of $0.55 as per the close on Friday, February 17, was approximately $31,262,000. Shares of the Registrant’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2012, there were outstanding 90,340,000 shares of the registrant’s common stock, $.0001 par value.

Documents incorporated by reference: None.

BioPower Operations Corporation

Form 10-K

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISK

Certain statements in this Report, and the documents incorporated by reference herein, constitute forward looking statements. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause deviations in actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied. Such factors include, but are not limited to: market and customer acceptance and demand for our products; our ability to market our products; the impact of competitive products and pricing; the ability to develop and launch new products on a timely basis; the regulatory environment, including government regulation in the United States; our ability to obtain the requisite regulatory approvals to commercialize our products; fluctuations in operating results, including spending for development and marketing activities; and other risks detailed from time-to-time in our filings with the U.S. Securities and Exchange Commission (the “SEC”).

The words "believe, expect, anticipate, intend and plan" and similar expressions identify predictive statements. These statements are subject to risks and uncertainties that cannot be known or quantified and, consequently, actual results may differ materially from those expressed or implied by such predictive statements. Readers are cautioned not to place undue reliance on these predictive statements, which speak only as of the date they are made.

Unless otherwise noted, all currency figures in this filing are in U.S. dollars.

PART I

ITEM 1. BUSINESS

Overview

BioPower Operations Corporation ("we," "our," “BioPower”, “BIO” or the “Company") was organized in Nevada on January 5, 2011. The Company and its subsidiaries intend to grow biomass crops coupled with processing and/or conversion facilities to produce oils, biofuels, electricity and other biomass products.

Corporate History

On January 6, 2011, we acquired 100% of BioPower Corporation (“BC”), a Florida corporation incorporated on September 13, 2010, by our CEO and Director contributing 100% of the outstanding shares to the Company. As a result, BC became a wholly-owned subsidiary of the Company.

On November 30, 2010, an exclusive license agreement was signed between BC and Clenergen Corporation (www.clenergen.com). BC has the exclusive license for the United States, Central America, Guam and Mexico to utilize Clenergen’s biomass growing technologies.

On January 14, 2011, we formed Global Energy Crops Corporation (“GECC”), a 100% wholly-owned subsidiary for the future development of global business opportunities.

On January 27, 2011, an agreement was signed between Green Oil Plantations Ltd. (www.greenoilplantations.com) and their affiliates (“Green Oil”) and the Company for the exclusive fully paid up license for fifty (50) years to utilize Green Oil’s licensed technologies and turnkey model for growing energy crops in North America, South America, Central America and the Caribbean. The Company formed Green Oil Plantations Americas, Inc., as the operating company for this exclusive license.

On August 1, 2011, the SEC declared our S-1 effective.

The Company and its subsidiaries, have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.

Neither the Company nor its subsidiaries, nor our officers, directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger. Since incorporation, we have not made any material purchase or sale of assets outside the ordinary course of business.

We are not a blank check registrant as that term is defined in Rule 419(a) (2) of Regulation C of the Securities Act of 1933, since we have a specific business plan or purpose.

Our Business

The Company is a development stage company and intends to grow biomass crops coupled with processing and/or conversion facilities to produce oils, biofuels, electricity and other biomass products.

Biomass is all plant and animal matter on the Earth's surface. Harvesting biomass such as crops, trees or dung and using it to generate energy such as heat, electricity or motion, is bioenergy. Biomass is a very broad term which is used to describe material of recent biological origin that can be used either as a source of energy or for its chemical components. As such, it includes trees, crops, algae and other plants, as well as agricultural and forest residues. It also includes many materials that are considered as wastes by our society including food and drink manufacturing effluents, sludge, manures, industrial (organic) by-products and the organic fraction of household waste.

Initially we developed a strategy to license and grow long-term biomass products that take five to seven years to reach maturation. After commencing development activities we recognized that the economic climate for lending and investment is focused on shorter term returns of two to three years.  Therefore,   BioPower analyzed various shorter term biomass technologies and market niche opportunities. As a result, we developed short term plans to produce and sell biomass products which we call our Castor project.  We have deferred our plans for the development of our long-term, licensed biomass products until specific funding can be obtained for such projects.

BioPower intends to create a special purpose entity (“SPE”) company for each biomass project. Every SPE must have a sustainable, biomass growing project with facilities to process the biomass into saleable products possibly coupled with an end use agreement. This end use agreement may enable the SPE to obtain financing based upon the potential profitability of each project. The Company intends to offer ownership in our initial SPEs to joint venture partners who can provide land and money. The role BioPower will fulfill in each SPE is executive and general management, procurement of funding and development of markets for the sale of biomass and biomass products. The initial focus for biomass business opportunities will be in the United States of America, Caribbean, South America and Central America.

The Company also intends to investigate and license and/or joint venture with the most promising, emerging biomass products and processes.

Business Environment

BioPower has two business drivers. The primary business driver is the need for environmentally friendly, profitable and sustainable products. A second driver is the search for energy alternatives focused on replacement of hydrocarbon based products, which is one of the concerns of governments, scientists and businesses worldwide.

Castor Project

The Company has begun the process to obtain financing for a castor plantation and milling operation to supply castor oil to the U.S.A. marketplace. We have identified growing protocols that also may enhance the yield of seed and, thus, castor oil, by weight compared to industry standard protocols. We have identified engineering firms to prepare both general and site specific engineering for permitting and construction purposes. We have identified the mill equipment to process the seed into oil and the agricultural equipment required to facilitate the growing protocols that have been identified. We are currently working on the development of a long-term (greater than one year) purchase agreement for the sale of castor oil. Although we have discussed various potential sites in the center of Florida, we have not made a final determination of the specific location.

The U.S.A. currently imports almost 100% of the castor oil used as a feedstock into the personal care, pharmaceuticals, polymers and plastics, adhesives, coatings and other specialty chemical markets. The Company proposes to develop a project in Florida to grow hybrid castor which we believe can be harvested within 110 days per crop. Given the rainfall, the temperature profile and the nature of the soil, it is anticipated that the land when developed will produce 2.6 to 3.0 metric tons of oil seeds per acre based on two crops per year. We anticipate that we will process the seeds into oil (43% of seed weight) with our own, vertically integrated mill which we consider critical to this project.

Based on our ability to obtain financing in this fiscal year, we expect to realize revenues and profits from this operation in 2013.

India is the major supplier of castor oil and castor oil by-products into the U.S.A. markets and, competitors from India could present a major competitive threat to the success of this castor project.

In addition, at this time we are also in discussions for a potential biomass project in South America.

There can be no assurance the castor project can be successfully implemented or that, if implemented, that profitability of the castor project will be achieved.

Long-Term Products

BioPower has developed and licensed multiple long-term crops that our licensors have represented can be produced in large, sustainable quantities. The licensed biomass crops include:

•	Millettia Pinnata is a green oil producing biofuel species that is resistant to adverse climatic conditions, is tolerant to poor soil conditions, has carbon fixing qualities that qualify it for carbon credits, and has a significant yield with a single tree producing anywhere from 800 to 1,000 kilograms of seed per year.
•	Silver Leaf (Yellow Horn) is a green oil-producing tree and a primary energy crop for the production of biofuels. It can be grown in colder climates and can produce a variety of products that range from green oil to organic fertilizer.
•	Marjestica is a tree ideally suited for tropical plantations that can grow up to 26 feet in its first year of planting. It has a low water requirement and is an ideal energy crop because it develops several stems after the first harvest and can yield approximately 40 tonnes per acre over an 8 year period before replanting is necessary.
•	Beema Bamboo – There are various products that can be produced from bamboo. The Company has a license for the unique, high density Beema bamboo from India.

We have deferred our plans for the development of our long-term, licensed biomass products until specific funding can be obtained for such projects. If such funding is obtained, we would seek joint ventures with land owners and investors, work with municipalities, federal and state government agencies and Native American Tribes.

Distribution methods of the long-term biomass products

Biomass feedstock, wood chips and wood pellets may be sold to manufacturers and electric generation companies in the U.S.A and Europe. In addition, with long-term products we may also generate carbon credits.

Competitive business conditions and the smaller reporting company's competitive position in the industry and methods of competition

The energy crop growing industry is fragmented worldwide with Universities and energy crop production labs spending the last 15-20 years doing research and development on the best energy crop yields. The renewable energy industry is extremely competitive in general, with competitors ranging from the largest tree growing company, International Paper; utilities such as Exelon, Southern Cos., Duke; large oil companies such as BP and Exxon; and smaller technology companies and early stage renewable energy companies.

There can be no assurance that our plans relating to long-term products and processes will ever be achieved.

Regulation

The Company will comply with all U.S.A. and foreign laws and regulations that apply to our agricultural production, mill operation, safety and environmental standards or are otherwise applicable to our business, processes and products.

Business Development

We are focused on the elements necessary to initiate our castor project. These elements include financing for the project, a long-term contract for the sale of bio oils, execution of agreements with engineering and construction contractors, procurement of mill and farming equipment, and purchase of land for the mill and leases for the land for agricultural operations.

Our experienced management team will continue to search for biomass products and processes that we believe will provide short term revenue and profitability for the Company. We will review business plans and technologies to determine if they meet with our short term goals and criteria.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

We have an exclusive license from Clenergen Corporation in perpetuity for the exclusive territory of the United States, Central America, Mexico and Guam for the use of certain Clenergen Corporation technologies, including their own developed strains of biomass energy crops which yield up to 40% greater biomass feedstock over most other biomass energy crops to date. This license is for long-term tropical biomass products.

We have an exclusive, fully-paid license from Green Oil for fifty (50) years for the exclusive territory of North America, Central America, South America, Caribbean and U.S. territories for the use of certain Green Oil’s technologies and turnkey proprietary growing systems, including their own developed strains of biomass energy crops. This license is for long-term biomass products.

Effect of existing or probable governmental regulations on the business

The U.S. Department of Agriculture and other foreign, U.S., state and local agencies have regulations for growing biomass crops. We intend to use biomass crops that have been approved or can be approved by governmental agencies for growing in the U.S.A. or other countries in the Americas. We are aware that we must obtain permits from the appropriate governmental agencies to implement our business model. We will operate in the same regulatory environment as all other biomass crop growing operations that are dealing with governmental regulations. There can be no assurance that we would receive such permits or licenses.

Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable, the extent to which the cost of such activities is borne directly by customers

As a recently incorporated company, we have not undertaken any R&D activities, nor do we intend to have R&D activities. Our intention is to have third parties provide all R&D services.

Costs and effects of compliance with environmental laws (foreign, federal, state and local)

While we anticipate costs for compliance with environmental laws, which will typically be for licensing or permitting growing operations, these are part of the normal and customary costs for every growing operation. These costs generally vary by state, are not significant as relates to the total project cost, and are part of the business model costs for each growing operation.

Number of total employees and number of full-time employees

We presently have four employees, Robert Kohn, our Chairman and Chief Executive Officer, Dale Shepherd, our President and Chief Operating Officer, Bonnie Nelson, Director of Business Strategy, an executive assistant and various consultants and advisors. We intend to hire additional employees for project development and to manage and staff our operations as we raise capital and complete specific milestones that would require these employees. Each specific special purpose entity that is created for each biomass project will hire its own employees and staff for growing and milling operations. In the meantime, we will rely on present management, consultants and advisors to direct our business. Robert Kohn developed extensive experience in biomass and the electric utility industry while he was President of Entrade at Exelon. Dale Shepherd spent eighteen years with General Electric Company.

ITEM 1A. RISK FACTORS

An investment in our securities should be considered highly speculative due to various factors, including the nature of our business and the present stage of our development.  An investment in our securities should only be undertaken by persons who have sufficient financial resources to afford the total loss of their investment.  In addition to the usual risks associated with investment in a business, you should carefully consider the following known material risk factors described below and all other information contained in this report before deciding to invest in our Common Stock.  If any of the following risks occur, our business, financial condition and results of operations could be materially and adversely affected.

Risks Relating to our Business

We are subject to a going concern opinion from our independent auditors.

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended November 30, 2011, relative to our ability to continue as a going concern.  We had a working capital deficit of ($537,566) and we had a deficit accumulated during the development stage of ($969,989), as at November 30, 2011. Because our auditors have issued a going concern opinion, it means there is substantial uncertainty we will continue operations in which case you could lose your investment.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. As such we may have to cease operations and investors could lose their entire investment.

We have had no operations to date and revenues generated subsequent to year end that are not part of our planned and principal operations.

We have had no operations to date. In February 2012, our CEO entered into an advisory agreement which paid BioPower an advisory fee of $120,000, which was paid in stock from the public company. (See subsequent events in footnotes). This revenue is not part of our planned and principal operations. We expect to incur losses in the coming fiscal year, and possibly beyond, due to significant costs associated with our business development activities. There can be no assurance that we will be able to successfully implement our business plan, or that our business development activities will ever lead to us generating sufficient revenues to fund our continuing operations or that we will ever generate positive cash flow from our operations.  Further, we can give no assurance that we will attain or thereafter sustain profitability in any future period. Since our resources are presently very limited, insufficient future revenues would result in termination of our operations, as we cannot sustain unprofitable operations unless additional equity or debt financing is obtained.

We have had no operations to date, and are competing with well-established companies in our business sector, and may never achieve profitability.

To date the Company has been focused on raising money, filing a registration statement and business development activities. We are faced with all of the risks associated with a company in the early stages of development. Our business is subject to numerous risks associated with a relatively new, undercapitalized company engaged in our business sector. Such risks include, but are not limited to, competition from well-established and well-capitalized companies and unanticipated difficulties regarding the marketing and sale of our products. There can be no assurance that we will ever generate significant commercial sales or achieve profitability. Should this be the case, our common stock could become worthless and investors in our common stock or other securities could lose their entire investment.

We need to obtain a significant amount of debt and/or equity capital to commence our castor project, build milling operations and operate plantations, which we may not be able to obtain on acceptable terms or at all.

We will require additional capital to fund our business and development plan, including the acquisition of land and planting and management of biomass crops (“biomass operations”) and milling operations.  In addition, once these farms have been planted, we will have to fund the start-up costs of these biomass operations until, if ever, the biomass products are sold and generate sufficient cash flow. We may also encounter unforeseen costs that could also require us to seek additional capital. As a result, we expect to seek to raise additional debt and/or equity funding. The full and timely development and implementation of our business plan and growth strategy will require significant additional resources, and we may not be able to obtain the funding necessary to implement our growth strategy on acceptable terms or at all. An inability to obtain such funding would prevent us from planting any plantations.  Furthermore, our plantation strategy may not produce revenues even if successfully funded. We have not yet identified the sources for the additional financing we require and we do not have commitments from any third parties to provide this financing. We might not succeed, therefore, in raising additional equity capital or in negotiating and obtaining additional and acceptable financing. Our ability to obtain additional capital will also depend on market conditions, national and global economies and other factors beyond our control. We might not be able to obtain required working capital, the need for which is substantial given our business and development plan. The terms of any future debt or equity funding that we may obtain may be unfavorable to us and to our stockholders.

We have limited financial and management resources to pursue our growth strategy.

Our growth strategy may place a significant strain on our management, operational and financial resources. We have negative cash flow from our development stage activities and continue to seek additional capital. We will have to obtain additional capital either through debt or equity financing to continue our business and development plan. There can be no assurance, however, that we will be able to obtain such financing on terms acceptable to our company.

If we raise additional funds through the issuance of equity or convertible securities, these new securities may contain certain rights, preferences or privileges that are senior to those of our common shares. Additionally, the percentage of ownership of our company held by existing shareholders will be reduced.

Our long-term products may be adversely affected if one or both of our license agreements with Clenergen Corporation and Green Oil Plantations, Ltd. is terminated.

Although we believe our relationships with our licensors are very good, our license agreements do provide that the licensors may terminate such agreements.  In the Green Oil Plantations, Ltd. License agreement, the licensor, after two years, can give notice of termination in the event that certain events occur. Such events include but are not limited to, our failure to perform or observe any of our obligations or our filing of bankruptcy. In the Clenergen Corporation license agreement, Clenergen has the right to terminate the agreement immediately by providing notice in writing in the event of our failure to perform or observe any of our obligations, our filing of bankruptcy or the licensee challenging the validity of any of Clenergen’s licensed technologies.

In the event that one or both of the license agreements are terminated by the licensors as provided in the license agreements, our long-term products may be materially and adversely affected.

We will be dependent on third parties for expertise in the management of our Biomass plantations and any loss or impairment of these relationships could cause delay and added expense. In addition, we currently have no binding definitive agreements with such parties and their failure to perform could hinder our ability to generate revenues.

The number of biomass plantation management companies with the necessary expertise to manage the biomass plantations is limited. We will be dependent on our relationships with third parties for their expertise. Any loss of, or damage to, these relationships, particularly during the planting and start-up period for the plantations, may significantly delay or even prevent us from continuing operations at these plantations and result in the failure of our business. The time and expense of locating new plantation management companies could result in unforeseen expenses and delays. Unforeseen expenses and delays may reduce our ability to generate revenue and significantly damage our competitive position in the industry.

We will be required to hire and retain skilled technical and managerial personnel.

Personnel qualified to operate and manage our future plantations and product sales are in great demand. Our success depends in large part on our ability to attract, train, motivate and retain qualified management and skilled employees, particularly managerial, technical, sales and marketing personnel, technicians, and other critical personnel. Any failure to attract and retain the highly-trained managerial and technical personnel may have a negative impact on our operations, which would have a negative impact on our future revenues. There can be no assurance that we will be able to attract and retain skilled persons; and, the loss of skilled technical personnel would adversely affect our company.

We are dependent upon our officers for management and direction, and the loss of any of these persons could adversely affect our operations and results.

We are dependent upon our officers for execution of our business plan, especially Mr. Robert Kohn, our Chief Executive Officer, Secretary and a Director. The loss of Mr. Kohn or any of our other officers could have a material adverse effect upon our results of operations and financial position. We do not maintain “key person” life insurance for any of our officers. The loss of any of our officers could delay or prevent the achievement of our business objectives.

Delays or defects could result in delays in our proposed future production and sale of energy and other products from Biomass and negatively affect our operations and financial performance.

Projects often involve delays for a number of reasons including delays in obtaining permits, delays due to weather conditions, or other events. Also, any changes in political administrations at each level that result in policy changes towards energy and other products produced from Biomass could also cause delays. If it takes us longer to plant our proposed plantations, our ability to generate revenues could be impaired. In addition, there can be no assurance that defects in materials and/or workmanship will not occur. Such defects could delay the commencement of operations of the plantation or cause us to halt or discontinue the plantation’s operation or reduce the intended production capacity. Halting or discontinuing plantation operations could delay our ability to generate revenues.

Our proposed plantation sites may have unknown environmental problems that could be expensive and time consuming to correct which may delay or halt planting and delay our ability to generate revenue.

Liability costs associated with environmental cleanups of contaminated sites historically have been very high as have been the level of fines imposed by regulatory authorities upon parties deemed to be responsible for environmental contamination. If contamination should take place for which we are deemed to be liable, potentially liable or a responsible party, the resulting costs could have a material effect on our business.

We may encounter hazardous conditions at or near each of our proposed facility sites that may delay or prevent planting at a particular location.  If we encounter a hazardous condition at or near a site, work may be suspended and we may be required to correct the condition prior to continuing the plantation. The presence of a hazardous condition would likely delay or prevent planting at a particular location and may require significant expenditure of resources to correct the condition.  If we encounter any hazardous condition during planting, estimated sales and profitability may be adversely affected.

Changes in environmental regulations or violations of the regulations could be expensive and hinder our ability to operate profitably.

We are and will continue to be subject to extensive air, water and other environmental regulations and will need to maintain a number of environmental permits to plant and operate our future plantations. If for any reason, any of these permits are not granted, costs for the plantations may increase, or the plantations may not be planted at all. Additionally, any changes in environmental laws and regulations could require us to invest or spend considerable resources in order to comply with future environmental regulations. Violations of these laws and regulations could result in liabilities that affect our financial condition and the expense of compliance alone could be significant enough to reduce profits.

Our joint ventures and strategic alliances may not achieve their goals.

We expect to rely on joint ventures and strategic alliances for land acquisition and development, plantation, planting, growing and management, sale and marketing of products, funding of projects and project development. Even if we are successful in forming these alliances, they may not achieve their goals.

Dependence upon our officers without whose services Company Operations could cease.

At this time two of our officers in particular, Robert Kohn and Dale Shepherd, both of whom have extensive experience in the energy and fuels business, are primarily responsible for the development and execution of our business plan.  Both individuals have long-term employment contracts with the Company commencing January and February 2011, respectively, however after five years and two years, respectively, these contracts may be terminated by the officers.  If either of our two officers should choose to leave us for any reason before we have hired additional personnel, our operations may fail. Even if we are able to find additional personnel, it is uncertain whether we could find qualified management who could develop our business along the lines described herein or would be willing to work for compensation the Company could afford.  Without such management, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment. We do not maintain “key person” life insurance for any of our officers.

We do not have a traditional credit facility with a financial institution. This absence may adversely impact our operations.

We do not have a traditional credit facility with a financial institution, such as a working line of credit. The absence of a facility could adversely impact our operations, as it may constrain our ability to have the working capital for inventory purchases or other operational requirements. If adequate funds are not otherwise available, we may be required to delay, scale back or eliminate portions of our business development efforts.  Without credit facilities, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

Our inability to successfully achieve a critical mass of sales could adversely affect our financial condition.

No assurance can be given that we will be able to successfully achieve a critical mass of sales in order to cover our operating expenses and achieve sustainable profitability.  Without such critical mass of sales, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

Other companies with greater resources and operating experience offer products similar to or the same as the products we sell.

We intend to operate in a very competitive industry with many established and well-recognized competitors. These competitors range from large, international oil companies such as Shell, Exxon-Mobil and BP who have announced plans to create renewable energy projects and International Paper to smaller renewable energy companies and tree growing companies. Most of our competitors (including all of the competitors named above) have substantially greater market leverage, distribution networks, and vendor relationships, longer operating histories and industry experience, greater financial, technical, sales, marketing and other resources, more name recognition and larger customer bases than we do and potentially may react strongly to our marketing efforts. Other competitive responses might include, without limitation, intense and aggressive price competition and offers of employment to our key marketing or management personnel. We may not be successful in the face of increasing competition from existing or new competitors, or the competition may have a material adverse effect on our business, financial condition and results of operations.  If we are not successful in competing with our competitors, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

Our Castor project sales and marketing efforts may not lead to a long-term purchase commitment.

We have not executed a long-term purchase agreement with a buyer of castor oil at this time. We believe we may have to establish further elements of our Castor project in order to accomplish this goal. We also believe we will have to establish our Castor project in order to expand our sales contracts for a larger amount of quantity of bio oils guaranteed to be purchased by the Purchaser. There can be no assurance that we will be able to expand our efforts to the extent we believe necessary or that any such efforts, if undertaken, will be successful in achieving substantial sales of our products.  If we are unable to expand our sales and marketing efforts, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

The average selling prices of our products, and our gross margins resulting from the sale of such products, may decline as a result of industry trends, competitive pressures and other factors.

Castor oil has experienced significant price volatility over the last three to five years due to a number of factors, particularly competitive and macroeconomic pressures and timing of oil supply. Suppliers in India are increasing production of castor oil and castor products each year.  This may result in lower sales prices from time to time in order to gain market share or create more demand. We may have to reduce the sales prices of our products in response to such pricing competition, which could cause our gross margins to decline and may adversely affect our business, operating results or financial condition.  If we cannot maintain adequate profit margins on the sales of our products, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

Our failure to manage growth effectively could impair our success.

In order for us to expand successfully, management will be required to anticipate the changing demands of a growth in operations, should such growth occur, and to adapt systems and procedures accordingly. There can be no assurance that we will anticipate all of the changing demands that a potential expansion in operations might impose. If we were to experience rapid growth, we might be required to hire and train a large number of sales and support personnel, and there can be no assurance that the training and supervision of a large number of new employees would not adversely affect the high standards that we seek to maintain. Our future will depend, in part, on our ability to integrate new individuals and capabilities into our operations, should such operations expand in the future, and there can be no assurance that we will be able to achieve such integration. Failure to manage growth effectively during an expansion in our operations (should such an expansion occur) could adversely affect our business, financial condition and results of operations.

Changes in generally accepted accounting principles could have an adverse effect on our business, financial condition, cash flows, revenue and results of operations.

We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance. Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, and the United States Securities and Exchange Commission, our management believes that our current contract terms and business arrangements have been properly reported. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of contract terms and business arrangements that are prevalent in the industries in which we operate. Future interpretations or changes by the regulators of existing accounting standards or changes in our business practices could result in future changes in our revenue recognition and/or other accounting policies and practices that could have a material adverse effect on our business, financial condition, cash flows, revenue and results of operations.

The Company is controlled by its officers and directors and new investors will not have any voice in our management, which could result in decisions adverse to them.

Our directors and officers collectively own or have the right to vote approximately 37.08% of our outstanding Common Shares. In addition, on January 28, 2011, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote.  The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event.  On January 31, 2011, the Company issued one share of Series A Preferred Stock to China Energy Partners, LLC, an entity controlled by Mr. Robert Kohn, our Chief Executive Officer and a Director and Ms. Bonnie Nelson, a Director, with each owning 50% of that entity.  Through this entity, Mr. Kohn and Ms. Nelson are empowered with supermajority voting rights despite the amount of outstanding voting securities they each own.

As a result they will have the ability to control substantially all matters submitted to our stockholders for approval including:

-	election of our board of directors;

-	removal of any of our directors;

-	amendment of our Articles of Incorporation or By-laws; and

-	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

In addition, sales of significant amounts of shares held by selling stockholders, or the prospect of these sales, could adversely affect the market price of our Common Shares. Preferred stock and common stock ownership of our principal stockholders and our officers and directors may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of BioPower, which, in turn, could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission (the “SEC”), have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. We expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage.

Section 404 of the Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. As a smaller reporting company, while we are not required to obtain the attestation of our accounting firm regarding the effectiveness of our internal control over financial reporting, our management is still required to assess the effectiveness of such internal controls. If we are unable to comply with the requirements of Section 404 in a timely manner or if we are not able to remediate any deficiencies, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Risks Relating to our Common Shares and the Trading Market

We may, in the future, issue additional Common Shares which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 500,000,000 Common Shares with par value of $0.0001 per share and 10,000 shares of Preferred Stock with par value of $1.00 per share. The future issuance of our authorized Common Shares and Preferred Stock, to the extent that it is convertible into shares of common stock, may result in substantial dilution in the percentage of our Common Shares held by our then existing stockholders.   The issuance of Common Shares in the future for cash, future services or acquisitions or other corporate actions may have the effect of diluting the value of the Common Shares held by our investors, and might have an adverse effect on any trading market for our Common Shares.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development.  We are seeking to commence a new business in the highly competitive renewable energy industry, and we have yet to establish or operate our first planned energy crop growing operation.  Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date, and there is little likelihood that we will generate any revenues or realize any profits in the short to medium term.  Any profitability in the future from our business will be dependent upon our successfully implementing our business plan, which itself is subject to numerous risk factors as set forth herein.  Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to undertake our business operations.

There is no established trading market for our securities and purchasers of our securities may have difficulty selling their shares.

Our stock began to trade on the OTC QB market February 17, 2012. An active trading market in our securities may not develop or, if developed, may not be sustained and purchasers of the Common Shares may have difficulty selling their shares should they desire to do so.

Our Common Shares are subject to the “Penny Stock” Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted regulations that generally define a "penny stock" to be any equity security other than a security excluded from such definition by Rule 3a51-1 under the Securities Exchange Act of 1934, as amended.  For the purposes relevant to our Company, it is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

Our Common Shares will be regarded as a “penny stock”, since our shares aren’t to be listed on a national stock exchange or quoted on the NASDAQ Market within the United States, to the extent the market price for our shares is less than $5.00 per share.  The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  To the extent these requirements may be applicable they will reduce the level of trading activity in the secondary market for the Common Shares and may severely and adversely affect the ability of broker-dealers to sell the Common Shares.

United States securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this Offering.

Secondary trading in Common Shares sold in this Offering will not be possible in any state in the U.S.A. unless and until the Common Shares are qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. There can be no assurance that we will be successful in registering or qualifying the Common Shares for secondary trading, or identifying an available exemption for secondary trading in our Common Shares in every state.  If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of the Common Shares in any particular state, the Common Shares could not be offered or sold to, or purchased by, a resident of that state.  In the event that a significant number of states refuse to permit secondary trading in our Common Shares, the market for the Common Shares could be adversely affected.

We have not and do not intend to pay any cash dividends on our Common Shares, and consequently our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business.  We have not, and do not, anticipate paying any cash dividends on our Common Shares in the foreseeable future.  Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

The elimination of monetary liability against the Company’s directors, officers and employees under Nevada law and the existence of indemnification rights to the Company’s directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against the Company’s directors, officers and employees.

The Company’s certificate of incorporation contains a specific provision that eliminates the liability of directors for monetary damages to the Company and the Company’s stockholders; further, the Company is prepared to give such indemnification to its directors and officers to the extent provided by Nevada law. The Company may also have contractual indemnification obligations under its employment agreements with its executive officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage the Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by the Company’s stockholders against the Company’s directors and officers even though such actions, if successful, might otherwise benefit the Company and its stockholders.

If we do not comply with the state regulations in regard to the sale of these securities or find an exemption therefrom there may be potential limitations on the resale of your stock.

With few exceptions, every offer or sale of a security must, before it is offered or sold in a state, be registered or exempt from registration under the securities, or blue sky laws, of the state(s) in which the security is offered and sold. Similarly, every brokerage firm, every issuer selling its own securities and an individual broker or issuer representative (i.e., finder) engaged in selling securities in a state, must also be registered in the state, or otherwise exempt from such registration requirements. Most states securities laws are modeled after the Uniform Securities Act of 1956. To date, approximately 40 states use the Uniform Securities Act of 1956 as the basis for their state blue sky laws.

However, although most blue sky laws are modeled after the Uniform Securities Act of 1956 blue sky statutes, they vary widely and there is very little uniformity among state securities laws. Therefore, it is vital that each state's statutes and regulations be reviewed before embarking upon any securities sales activities in a state to determine what is permitted, or not permitted, in a particular state. While we intend to review the blue sky laws before the distribution of any securities in a particular state, should we fail to properly register the securities as required by the respective states or find an exemption from registration, then you may not be able to resell your stock once purchased.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

On March 18, 2011, the Company entered into a twenty-six month lease at $4,150 monthly that commenced on April 1, 2011, and expires on May 31, 2013. The office space is approximately 2,000 square feet and includes five executive offices, a lunchroom and conference room. The lease also includes fully furnished offices with executive furniture and equipment.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. We know of no pending proceedings to which any director, member of senior management, or affiliate is either a party adverse to us.

ITEM 4. MINE SAFETY PROCEDURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our common stock is presently listed on the OTC QB market. On August 1, 2011, the SEC declared our registration statement on form S-1 effective. We were notified by FINRA on Friday, February 10, 2012, that we were approved to commence trading under the stock symbol BOPO. We commenced trading on Friday, February 17, 2012. There can be no assurance that a market for our common stock will be sustained. Therefore, purchasers of our shares may be unable to sell their securities, because there may not be a sustainable public market for our securities. As a result, you may find it more difficult to dispose of, or obtain accurate quotes of our common stock. Any purchaser of our securities should be in a financial position to bear the risks of losing their entire investment. At March 9, 2012, there were 90,340,000 shares of our Common Stock outstanding. Our shares of Common Stock are held by approximately 75 stockholders of record. The number of record holders was determined from the records of our transfer agent.

Notwithstanding, certain shareholders have each entered into a lockup agreement with the Company effectively restricting them from transferring some or all of their common stock for a period of time without the prior written consent of the Company, which consent may be unreasonably withheld. The selling stockholders named in the S-1 prospectus are subject to a one-year lockup for some of their shares and our officers and directors are subject to a two-year lockup on all of their shares. Subsequent to the lockup period, the stockholder may sell its common stock every calendar quarter in an amount equal to no more than one percent (1%) of the Company’s issued and outstanding shares of common stock; provided, however, that the stockholder shall not be permitted to make any transfer, or portion thereof, that would exceed twenty percent (20%) of the average weekly reported volume of trading of the Company’s common stock on all national securities exchanges and/or reported through the automated quotation system of a registered securities association during the calendar week preceding the transfer. Moreover, as per the lockup agreement, prior to any transfer, the stockholder must first offer its shares of common stock to be sold to the Company and allow the Company to purchase such shares at a price that is ninety percent (90%) of the average closing price for the Company’s Common Stock, as reported or quoted on its principal exchange or trading market, for the consecutive five (5) trading days prior to the transfer notice given to the Company.

All of the remaining 74,000,000 shares of common stock are restricted securities as such term is defined under Rule 144 promulgated by the SEC, in that they were issued in private transactions not involving a public offering.

Dividends

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future.

Sale of Unregistered Securities

On January 11, 2011, the Company issued 4,150,000 shares to a consultant for investor relations, consulting and IT services. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

As of January 18, 2011, the Company sold 83,900,000 shares of our common stock at par value $0.0001, for $8,390, comprised of 33,500,000 shares of common stock to officers and directors of the Company, and the balance of 50,400,000 common shares of stock to ten (10) related parties of officers and directors totaling 39,850,000 common shares of stock of which the officers and directors disclaim beneficial ownership. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On January 27, 2011, the Company issued 1,000,000 shares to Green Oil Plantations for an exclusive license for North, South, Central America and the Caribbean.

The Company accepted subscription agreements on February 2, 2011, for sales of 1,200,000 shares of our common stock at a price of $0.25 per share with no commissions paid, for total proceeds of $300,000. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On August 26, 2011, the Company sold 30,000 shares of our common stock for $0.50 per share under the effective registration statement. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 434(b) of the Securities Act.

Securities authorized for issuance under equity compensation plans

As of the date of this Annual Report, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934.  In  some  cases, you can  identify  forward-looking statements by terminology such  as "may",  "should", "intends", "expects", "plans", "anticipates", "believes",  "estimates", "predicts", "potential", or  "continue"  or  the  negative of  these  terms  or  other  comparable terminology.  We intend that such forward-looking statements be subject to the safe harbors for such statements.  We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Any forward-looking statements represent management’s best judgment as to what may occur in the future.  However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Unless the context otherwise requires, The "Company", "we," "us," and "our," refer to (i) BioPower Operations Corporation.; (ii) BioPower Corporation (“BC”), (iii) Green Oil Plantations Americas, Inc. (“GOP”), and (iv) Global Energy Crops Corporation (GECC) .

Overview

BioPower Operations Corporation was incorporated in Nevada on January 5, 2011. On January 6, 2011, we acquired 100% of BioPower Corporation (“BC”), a Florida corporation incorporated on September 13, 2010, by our CEO and Director contributing 100% of the outstanding shares to the Company. As a result, BC became a wholly-owned subsidiary of the Company.

On November 30, 2010, an exclusive license agreement was signed between BC and Clenergen Corporation. BC has the exclusive license for the United States, Central America, Guam and Mexico to utilize Clenergen’s biomass growing technologies.

On January 14, 2011, we formed Global Energy Crops Corporation (“GECC”), a 100% wholly-owned subsidiary for the future development of global business opportunities.

On January 27, 2011, an agreement was signed between Green Oil Plantations Ltd. and their affiliates (“Green Oil”) and the Company for the exclusive fully paid up license for fifty (50) years to utilize Green Oil’s licensed technologies and turnkey model for growing energy crops in North America, South America, Central America and the Caribbean. The Company formed Green Oil Plantations Americas, Inc., as the operating company for this exclusive license.

On August 1, 2011, the SEC declared our S-1 effective.

We are a development stage company and have not yet generated or realized any revenues from business operations. Our auditors have issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business for the next twelve (12) months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing our products to customers. Accordingly, we must raise cash from sources other than revenues generated such as from the proceeds of loans, sale of common shares and advances from related parties.

From inception (September 13, 2010) to November 30, 2011, the company's business operations have primarily been focused on developing our business plan, developing potential products and a biomass project, preparing the S-1 and raising money.

Castor project

The Company has begun the process to obtain financing for a castor plantation and milling operation to supply castor oil to the U.S.A. marketplace. We have identified unique growing protocols that also may enhance the yield of seed thus oil by weight compared to industry standard protocols. We have identified engineering firms to prepare both general and site specific engineering for permitting and construction purposes. We have identified the mill equipment to process the seed into oil and the agricultural equipment required to facilitate the growing protocols that have been identified. We are currently working on the development of a long-term (greater than one year) purchase agreement for the sale of castor oil. Although we have discussed various potential sites in the center of Florida, we have not made a final determination of the specific location.

The U.S.A. currently imports almost 100% of the castor oil used as a feedstock into the personal care, pharmaceuticals, polymers and plastics, adhesives, coatings and other specialty chemical markets. The Company proposes to develop a project in Florida to grow proven hybrid castor which can be harvested within 110 days per crop.  Given the rainfall, the temperature profile and the nature of the soil, it is anticipated that the land when developed will produce 2.6 to 3.0 metric tons of oil seeds per acre based on two crops per year. We will process the seeds into oil (43% of seed weight) with our own, vertically integrated mill which we consider critical to this project.

Based on our ability to obtain financing in this fiscal year, we hope to realize revenues and profits from this operation in 2013.

In addition, at this time we are also in discussions for a potential biomass project in South America.

There can be no assurance the above Castor project will ever be achieved.

PLAN OF OPERATION

Since inception (September 13, 2010) to November 30, 2011, the Company has spent a total of $968,655 on the general and administrative costs. We have not yet generated any revenue from business operations.

Since inception (September 13, 2010), the majority of the company's time has been spent refining its business plan, conducting industry research, developing potential projects, licensing biomass opportunities, reviewing technologies, preparing an S-1and preparing for additional financing, funding of operations and funding of projects.

The Company is a development stage company focused on growing biomass crops coupled with processing and/or conversion facilities to produce oils, biofuels, electricity and other biomass products.

BioPower is focused on a short term strategy for growing a biomass crop that can be converted into bio oils, biofuels and steam. The Company has begun the process to obtain financing for a castor plantation and milling operation to supply castor oil to the U.S.A. marketplace. We are currently in discussions of a long-term (greater than one year) purchase agreement. The U.S.A. currently imports almost 100% of the castor oil used as a feedstock into the personal care, pharmaceuticals, polymers and plastics, adhesives, coatings and other specialty chemical markets. The Company proposes to develop a project in Florida to grow proven hybrid castor which can be harvested within 110 days per crop. Given the rainfall, the temperature profile and the nature of the soil, it is anticipated that the land when developed will produce 2.6 to 3.0 tons of oil seeds per acre based on two crops per year. We will process the seeds into oil (43% of seed weight) with our own, vertically integrated mill which we consider critical to this project.

In addition, we have been in discussions for a similar potential biomass project in South America.

Our experienced management team also continually searches for biomass products and processes that we believe will provide short term revenue and profitability for the Company. We review business plans and technologies to determine if they meet our potential short-term goals and criteria.

Biomass is all plant and animal matter on the Earth's surface. Harvesting biomass such as crops, trees or dung and using it to generate energy such as heat, electricity or motion, is bioenergy. Biomass is a very broad term which is used to describe material of recent biological origin that can be used either as a source of energy or for its chemical components. As such, it includes trees, crops, algae and other plants, as well as agricultural and forest residues. It also includes many materials that are considered as wastes by our society including food and drink manufacturing effluents, sludge, manures, industrial (organic) by-products and the organic fraction of household waste.

Our long-term strategy, when economic conditions permit, is to grow long-term biomass crops that can be converted into biofuels, oils or electricity. We intend to operate our Company through three wholly-owned subsidiaries, BioPower Corporation, Global Energy Crops Corporation and Green Oil Plantations Americas Inc. Other subsidiaries may be formed as required to operate the Company. BioPower Corporation has an exclusive license for the United States, Central America, Guam, and Mexico from Clenergen Corporation to utilize their biomass growing technologies. Clenergen Corporation is a public company which utilizes genetics applied to selected tree species, namely, Marjestica, Melia dubia and Bamboo. Green Oil Plantations Americas has the exclusive license for North, Central, South America and the Caribbean from Green Oil Plantations Ltd. and their affiliates to utilize their biomass growing technologies and turnkey plantation management to grow biomass energy crops.

We estimate our maximum operating expenses and working capital requirements for the next twelve month period to be as follows:

Business development costs for biomass operations	$3,250,000
Management and Consulting	825,000
General and Administrative	925,000
Total	$5,000,000

We anticipate that we will be required to raise additional funds through private sales of debt or equity securities of our company, to fund our operations and execute our business plan. There is no assurance that the financing will be completed on terms advantageous to us, or at all. If we are not successful in raising additional funding, we may be forced to curtail or cease some of all of our operations and/or curtail or elect not to proceed with certain aspects of our business plan.

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

Upon having been successful in raising $2,500,000, the salary obligation to our CEO, President and Director of Business Strategy will come into effect, and any amounts accrued to date, and monthly amounts going forward, will be payable for a period up to one year including accruals. The initial annual amounts are $200,000, $150,000 and $125,000 respectively. $403,328 has been accrued and unpaid to date.

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

OUR CHALLENGES

Our ability to successfully operate our business and achieve our goals and strategies is subject to numerous challenges and risks as discussed more fully in the section titled "Risk Factors," including for example:

•	any failure to develop our projects and our inability to sufficiently meet our customers' demands for our products;

•	any inability to effectively manage rapid growth;

•	risks associated with future joint ventures, strategic alliances or acquisitions;

•	economic, political, regulatory, legal and foreign risks associated with alternative energy; and,

•	any loss of key members of our three (3) management.

 You should read and consider the information set forth in "Risk Factors" and all other information set forth in this filing.

Regulation

The Company will comply with all U.S.A. and foreign regulations and laws where they apply to agricultural production, mill operation, safety and environmental standards.

Business Development

We are focused on the elements necessary to initiate our castor project. This includes: financing for the project; a long-term contract for the sale of bio oils; execution of agreements with engineering and construction contractors; procurement of mill and farming equipment; and purchase of land for the mill and leases for the land for agricultural operations.

Our experienced management team also continually searches for biomass products and processes that we believe will provide short term revenue and profitability for the Company. We review business plans and technologies to determine if they meet with our potential short-term goals and criteria.

There can be no assurance the above will ever be achieved.

Results of Operations

We did not have any revenues during the year ended November 30, 2011, or since inception in September of 2010.

We incurred operating expenses of $968,655 and $1,334 for the year ended November 30, 2011, and since inception in 2010, respectively. Our operating expenses primarily consisted of development, accounting, audit and legal, consulting, employee accrued salaries and administrative expenses.

The Company realized a net loss from continuing operations of $968,655 and $1,334 for the year ended November 30, 2011, and since inception in 2010, respectively.

Liquidity and Capital Resources

The Company does not currently have sufficient resources to cover on-going expenses and expansion. As of November 30, 2011, the Company had cash of $6,111 and current liabilities of $550,031.  Our current liabilities include accrued salaries of $403,328. Our operations used $319,520 in cash since inception in September 2010.  We have historically financed our operations primarily through private placements of common stock and loans from our Officers.

We plan on raising additional funds from investors to implement our business model.  In the event we are unsuccessful, this will have a negative impact on our operations.

LIMITED OPERATING HISTORY: NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. BioPower Corporation was incorporated September 13, 2010 in the State of Florida and re-domiciled as BioPower Operations Corporation which was incorporated in the State of Nevada on January 5, 2011. We are a development stage company. We have not generated any revenues from our operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. (See "Risk Factors"). To become profitable and competitive, we must develop and execute the business plan. We must raise funds over the next twelve (12) month period partially through advances from related parties, sale of securities; and, we will seek alternative financing through means such as borrowings from institutions or private individuals. There are no assurances that third party borrowings or financings are available to the Company and, if so, under the terms and conditions acceptable.

Critical Accounting Policies

Principles of Consolidation

All inter-company accounts and transactions have been eliminated in consolidation.

Development Stage

The Company's audited consolidated financial statements are presented as those of a development stage enterprise as defined in FASB ASC 915 because since September 2010 it has not commenced operations that have resulted in significant revenue. The Company’s efforts have been devoted primarily to activities related to raising capital and activities working toward the development of our first biomass project. The Company, while seeking to implement its business plan, will look to obtain additional debt and/or equity related funding opportunities. The Company has not generated any revenues since inception.

Going concern

As reflected in the accompanying audited consolidated financial statements, the Company has a net loss of $968,655 and net cash used in operations of $318,716 for the year ended November 30, 2011; and a working capital deficit of $537,566 and a deficit accumulated during the development stage of $969,989 at November 30, 2011.

The ability of the Company to continue as a going concern is dependent on Management's plans, which include further implementation of its business plan and continuing to raise funds through debt or equity financings. The Company will likely rely upon related party debt or equity financing in order to ensure the continuing existence of the business.

The accompanying audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Issuance of Common Stock & Warrants

On January 11, 2011, the Company issued 4,150,000 shares to a consultant for investor relations, consulting and IT services and 1,000,000 warrants exercisable at $1.00 per share until January 10, 2012. The warrants were not exercised and have expired. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

The warrants were valued using the Black Scholes model using the following assumptions:  stock price at valuation, $0.25; strike price, $1.00; risk free rate 0%; 1 year term; and volatility of 150%.  The Company attributed $60,800, related to the warrants of the total proceeds associated with the transaction to the warrants based on the relative fair value of the warrants.  After applying the fair market values of the warrants, the remaining value was attributed to the 4,150,000 shares of common stock.

As of January 18, 2011, the Company sold 83,900,000 shares of our common stock at par value $0.0001, for $8,390, comprised of 33,500,000 shares of common stock to officers and directors of the Company, and the balance of 50,400,000 common shares of stock to ten (10) related parties of officers and directors totaling 39,850,000 common shares of stock of which the officers and directors disclaim beneficial ownership. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On January 27, 2011, the Company issued 1,000,000 shares to Green Oil Plantations for an exclusive license for North, South, Central America and the Caribbean.

The Company accepted subscription agreements on February 2, 2011, for sales of 1,200,000 shares of our common stock at a price of $0.25 per share with no commissions paid, for total proceeds of $300,000. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On August 26, 2011, the Company sold 30,000 shares of our common stock for $0.50 per share under the effective registration statement. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 434(b) of the Securities Act.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates.

We have no debt other than Notes payable to our President and Chief Operating Officer which bears interest at 4%. The Note is due and may be converted on or before May 31, 2012 at $.25 per share. (See footnotes - subsequent events). As a result, we have no exposure to market risk caused by fluctuations in interest rates.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective in the current economic environment, we maintain our portfolio in cash equivalents or short-term investments, including obligations of U.S. government-sponsored enterprises and money market funds. These securities are classified as cash and cash equivalents or short-term investments and consequently are recorded on the balance sheet at fair value. We do not utilize derivative financial instruments to manage our interest rate risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated audited financial statements for the fiscal years ended November 30, 2011 and 2010, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer/chief financial officer and President and chief operating officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we determined that, as of November 30, 2011, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended November 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following are the officers and directors of the Company as of the date of this report.

Name	Age	Position

Robert D. Kohn	61	Chairman of the Board, Chief Executive Officer

Dale S. Shepherd	64	President and Chief Operating Officer

Bonnie Nelson	60	Director and Director of Business Strategy

Robert Kohn, CEO and Chief Executive Officer, Director and Co-Founder

Mr. Kohn has been a director and officer of BioPower Corporation of Florida since September 13, 2010, and has been integrally involved in the formation and development of this business. At present, this role requires 100% of his time. From July 2009 until September 2010, Mr. Kohn was the Chief Financial Officer of Proteonomix, Inc., a public company involved in stem cell research. Mr. Kohn from November 2009 to September 2010 had also been a consultant to Clenergen Corporation, a reporting issuer and was also a board member until January 25, 2011. From 2006 to 2008, Mr. Kohn was the CEO and CFO of Global Realty Development Corp. and was hired to liquidate multiple Australian real estate development companies, which he accomplished. From 1999 – 2002, Mr. Kohn was the co-founder and CEO of AssetTrade which today is GoIndustry with approximately 300 employees in 16 countries. From 1996 to 1999 Mr. Kohn was President of Entrade (“energy trading”), a subsidiary of Exelon Corporation, one of the largest electric utilities in the United States. Mr. Kohn has a B.B.A. in accounting from Temple University and is a C.P.A. and formerly with Deloitte Touché.

Dale Shepherd, President and Chief Operating Officer

Mr. Shepherd became an officer as of February 1, 2011. Dale has served in numerous executive roles, as COO, CFO and Managing Director including eighteen years in the General Electric Company primarily in the Plastics and the Gas Turbine businesses. Mr. Shepherd also served six years with Kawasaki Steel Corporation building their worldwide plastics interests as the VP of Business Development and was CFO of Rogers Corporation, an AMEX company (now NYSE). Additionally, Dale was VP Finance of North American Logistics with $500 Million in revenue. Mr. Shepherd was part of the team that acquired Vertex Data Sciences Ltd ($800 million revenue) that provided BPO for utilities, local and national government, financial services and other industries. Dale acted as interim CFO and Managing Director of a business unit for this company. Dale has a strong background in new business development and M&A work having participated, completed and led acquisitions from $50,000 to $2.3 billion. He has a BA cum laude from the University of Maryland and a BS in Accounting from West Chester University.

Bonnie Nelson, Director and Director of Business Strategy, Co-founder

Ms. Nelson has been a director of BioPower Corporation of Florida since September 13, 2010, and has been integrally involved in the formation and development of this business. Ms. Nelson currently sits on the Board of Directors of Allied Artists and was a Board Advisor to Clenergen Corporation in 2010. From 1990 to present, with a career spanning over 20 years of investment and merchant banking, Ms. Nelson has extensive experience in consulting and corporate finance for public and private companies. Ms. Nelson has been responsible for developing and guiding many corporate turnarounds, joint ventures and strategic alliances. Bonnie Nelson was the prior owner and CEO of the Wall Street brokerage firm, Vanderbilt Securities, Inc. from 1983-1990. At Vanderbilt, she was specifically responsible for taking companies public, OTC trading, mergers and acquisitions, and the development of joint ventures and strategic alliances for her clients.

Board Committees

We currently do not have standing audit, nominating or compensation committees.  Currently, our entire board of directors is responsible for the functions that would otherwise be handled by these committees.  We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the board of directors as soon as practicable.  We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.  The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures.  The compensation committee will be primarily responsible for reviewing and approving our salary and benefit policies (including stock options), including compensation of executive officers.

Audit Committee Financial Expert

The Board of Directors has determined that Robert Kohn is our Audit Committee financial expert, as defined under Item 407(d)(5)(i) of Regulation S-K.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees and officers, and the members of our Board of Directors. A copy of the code of ethics is included as Exhibit 14.1 herewith.

Section 16(a) Beneficial Reporting Compliance

Directors, executive officers and holders of more than 10% of our outstanding common stock are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of transactions in securities of the Company on Forms 3, 4, and 5. Based solely on its review of such forms received by it, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors were complied with during the fiscal year ended November 30, 2011.

ITEM 11. EXECUTIVE COMPENSATION

The following is a summary of the compensation accrued and unpaid for our executive officers, for the two fiscal years ended November, 2011 and 2010.

Summary Compensation Table

Name and Position(s)	Year	Salary($)	Total Compensation (4)

Robert D. Kohn (1)	2011	$183,333	$183,333
CEO and Director	2010	$0	$0

Dale S. Shepherd (2)	2011	$125,000	$125,000
President and COO	2010	$0	$0

Bonnie Nelson (3)	2011	$114,583	$114,583
Director and Director of Business Strategy	2010	$0	$0

(1)	Mr. Kohn was appointed as our Chief Executive Officer, Chief Financial Officer, Secretary and Director on January 5, 2011.

(2)	Mr. Shepherd was appointed as our President and Chief Operating Officer effective February 1, 2011.

(3)	Ms. Nelson was appointed as our Director and Executive VP of Business Strategy on January 5, 2011.

(4)	Our executive officers received no other reportable compensation (paid or accrued), including bonus, stock awards, option awards, non-equity incentive plan compensation, nonqualified deferred compensation earnings, or all other compensation.

On January 5, 2011, each of Mr. Kohn, Mr. Shepherd and Ms. Nelson entered into employment agreements with the Company. Each contract stipulates that unpaid salary amounts shall accrue if unpaid; such salary amounts have been verbally agreed to be unpaid, but accrue, until such time as the Company is successful in raising a minimum of $2,500,000. The general terms of the contracts are as follows:

Commencement: January 5, 2011, February 1, 2011, January 5, 2011

Term: Five years, Two years and Five years

Base Salary: $200,000 Mr. Kohn, $150,000 Mr. Shepherd, $125,000 Ms. Nelson

Incentive Compensation: Each shall be entitled to receive such bonus payments or incentive compensation as may be determined at any time or from time to time by the Board of Directors of the Company (or any authorized committee thereof) in its discretion. Such potential bonus payments and/or incentive compensation shall be considered at least annually by the Board or committee. No bonus payments or incentive compensation has been determined to date.

Stock Options. Each shall be entitled to participate in all stock option plans of the Company in effect during the Term of employment. There are presently no stock option plans.

Incentive, Savings and Retirement Plans. During the Term of Employment, each shall be entitled to participate in all incentive, savings and retirement plans, practices, policies and programs applicable to other key executives of the Company and its subsidiaries, in each case comparable to those currently in effect or as subsequently amended. Such plans, practices, policies and programs, in the aggregate, shall provide the Executive with compensation, benefits and reward opportunities at least as favorable as the most favorable of such compensation, benefits and reward opportunities provided at any time hereafter with respect to other key executives. No such programs presently are in place.

Welfare Benefit Plans: During the Term, each person and/or his family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company and its subsidiaries (including, without limitation, medical, prescription, dental, disability, salary continuance, employee life, group life, accidental death and travel accident insurance plans and programs), at least as favorable as the most favorable of such plans, practices, policies and programs in effect at any time hereafter with respect to other key executives. No such plans are presently in place.

Vacation. Each shall be entitled to paid vacation in accordance with the most favorable plans, policies, programs and practices of the Company and its subsidiaries as in effect at any time hereafter with respect to other key executives of the Company and its subsidiaries; provided, however, that in no event shall Executive be entitled to fewer than three weeks paid vacation per year, as well as pay for holidays observed by the Company.

Optional Termination. Each party, after two (2) years, with 30 days’ notice, may terminate the agreement, upon which termination he shall receive a payment valued at his base salary for one (1) year.

Termination without Cause: Upon termination without cause, each shall be entitled to a payout of all remaining salary amounts for duration of the contract (one year minimum), and the receipt of the value of any benefits for the period of one year from termination.

The Company's directors do not receive remuneration from the Company unless approved by the Board. No compensation has been paid to the Company's directors since inception.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information concerning beneficial ownership of our capital stock as of March 9, 2012 by:

•	each stockholder, or group of affiliated stockholders, who owns more than 5% of our outstanding capital stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 90,340,000 shares of Common Stock outstanding as of March 9, 2012.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of March 9, 2012 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of March 9, 2012 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Name	Office	Shares Beneficially Owned (1)	Percent of Class (2)

Officers and Directors

Robert D. Kohn	Director and CEO, CFO	18,475,000	20.45%

Dale S. Shepherd	President and COO	1,000,000	1.11%

Bonnie Nelson	Director and Director of Business Strategy	14,025,000	15.52%

All officers and directors as a group (3 persons named above)		33,500,000	37.08%

Security Ownership of Certain Beneficial Owners

The following table sets forth all of the beneficial owners known to us to own more than five (5) percent of any class of our voting securities as of March 9, 2012.

		Amount and Nature of Beneficial
Title of Class	Name and Address of Beneficial Owner*	Ownership	Percent of Class (1)

Common	Robert Kohn	18,475,000 Direct	20.45%

Series A Preferred Stock	China Energy Partners, LLC(2)	1 Indirect	100%

Common	Riskless Partners, LLC(3)	14,025,000 Direct	15.52%

Common	Dale Shepherd	1,000,000 Direct	1.11%

*The address of each shareholder is c/o BioPower Operations Corporation, 1000 Corporate Drive, Suite 200, Fort Lauderdale, Florida, 33334.

(1) The percent of class is based on the total number of shares outstanding of 90,340,000 as of March 9, 2011, and excludes 39,850,000 shares owned by certain related parties.

(2) China Energy Partners, LLC is an entity owned 50% by Robert Kohn, our CEO and Chairman of the Board, and 50% owned by Ms. Bonnie Nelson, a Director of the Company. China Energy Partners, LLC owns one share of Series A Preferred Stock entitling China Energy Partners to vote 50.1% of the issued and outstanding shares of common stock of the Company on all matters presented to shareholders for approval.

(3) The sole managing member of Riskless Partners, LLC is Ms. Bonnie Nelson, a director and vice president of business development. Ms. Nelson has sole voting and dispositive control of the shares of common stock owned by Riskless Partners, LLC.

Securities Authorized for Issuance under Equity Compensation Plan

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On January 18, 2011, the Company sold 18,475,000 shares of its common stock at par value of $0.0001 for $1,847.50 in cash to Robert Kohn, our co-founder, Chairman, CEO and a director of the Company and 16,600,000 shares of its common stock to certain related parties for $1,660.00 of which Mr. Kohn disclaims beneficial ownership.

On January 18, 2011, the Company sold 14,025,000 shares at par value of $0.0001 per share to Riskless Partners LLC, and entity controlled by Bonnie Nelson, a co-founder and director, for total proceeds of $1,402.50 in cash and 23,250,000 shares of its common stock to certain related parties for $2,325.00 of which Ms. Nelson disclaims beneficial ownership.

On January 31, 2011, the Company sold one share of its Series A Preferred Stock, par value $1.00 for total proceeds of $1 to China Energy Partners LLC, a limited partnership owned equally by Robert Kohn and Bonnie Nelson.

On February, 1, 2011, the Company sold 1,000,000 shares of its common stock at par value of $0.0001per share for $100 in cash to Dale Shepherd, our President and COO.

Aside from the transactions identified herein, there are no other transactions nor are there any proposed transactions in which any of our directors or nominees, executive officers, or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

The Company’s Board conducts an appropriate review of and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations where appropriate.  The Board has not adopted formal standards to apply when it reviews, approves or ratifies any related party transaction.  However, the Board believes that the related party transactions are fair and reasonable to the Company and on terms comparable to those reasonably expected to be agreed to with independent third parties for the same goods and/or services at the time they are authorized by the Board.

Mr. Kohn, a director and officer of the Company holds a total of 18,475,000 common shares and Ms. Nelson a Director holds 14,025,000 common shares of the Company and together as partners in China Energy Partners LLC hold Series A Preferred stock which entitles them to vote 50.1% of the issued and outstanding shares of common stock of the Company.

Director Independence

As of the date of this filing, we have no independent directors.

The Company has developed the following categorical standards for determining the materiality of relationships that the Directors may have with the Company. A Director shall not be deemed to have a material relationship with the Company that impairs the Director's independence as a result of any of the following relationships:

- the Director is an officer or other person holding a salaried position of an entity (other than a principal, equity partner or member of such entity) that provides professional services to the Company and the amount of all payments from the Company to such entity during the most recently completed fiscal year was less than two percent of such entity’s consolidated gross revenues;

- the Director is the beneficial owner of less than five percent of the outstanding equity interests of an entity that does business with the Company;

- the Director is an executive officer of a civic, charitable or cultural institution that received less than the greater of $1 million or two percent of its consolidated gross revenues, as such term is construed by the New York Stock Exchange for purposes of Section 303A.02 (b) (v) of the Corporate Governance Standards, from the Company or any of its subsidiaries for each of the last three fiscal years;

- the Director is an officer of an entity that is indebted to the Company, or to which the Company is indebted, and the total amount of either the Company's or the business entity's indebtedness is less than three percent of the total consolidated assets of such entity as of the end of the previous fiscal year; and

- the Director obtained products or services from the Company on terms generally available to customers of the Company for such products or services. The Board retains the sole right to interpret and apply the foregoing standards in determining the materiality of any relationship.

The Board shall undertake an annual review of the independence of all non-management Directors. To enable the Board to evaluate each non-management Director, in advance of the meeting at which the review occurs, each non-management Director shall provide the Board with full information regarding the Director’s business and other relationships with the Company, its affiliates and senior management.

Directors must inform the Board whenever there are any material changes in their circumstances or relationships that could affect their independence, including all business relationships between a Director and the Company, its affiliates, or members of senior management, whether or not such business relationships would be deemed not to be material under any of the categorical standards set forth above. Following the receipt of such information, the Board shall re-evaluate the Director's independence.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following lists fees billed by Berman & Co., current auditors for the Company, for the years ended November 30, 2011 and 2010:

	2011	2010

Audit Fees	$41,500	$
Audit Related Fees	1,500
Tax Fees	-		-
All Other Fees	-

In the event that we should require substantial non-audit services, the audit committee would pre-approve such services and fees.

PART IV

ITEM 15. EXHIBITS

EXHIBITS

Number	Description

3.1	Articles of Incorporation	Previously filed(1)

3.1(a)	Amendment to Articles of Incorporation	Previously filed(1)

3.1(b)	Certificate of Designation of the Rights, Preferences and Privileges
	Of Series A Preferred Stock of BioPower Operations Corporation	Previously filed(1)

3.2	Bylaws	Previously filed(1)

10.1	Employment Agreement between Robert Kohn and the Company dated January 5, 2011.	Previously filed(1)

10.2	Employment Agreement between Bonnie Nelson and the Company dated January 5, 2011.	Previously filed(1)

10.3	Employment Agreement between Dale Shepherd and the Company dated January 5, 2011.	Previously filed(1)

10.4	Lock-Up Agreement between the Company and the Ford Irrevocable Trust, dated January 18, 2011	Previously filed(2)

10.5	Lock-Up Agreement between the Company and the Fox Irrevocable Trust, dated January 18, 2011	Previously filed(2)

10.6	Exclusive License Agreement between Clenergen Corporation and BioPower Corporation, dated November 30, 2010	Previously filed(5)

10.8	Exclusive Fully Paid Up License Agreement between Green Oil Plantations LTD.	Previously filed (4)
and BioPower Operations Corporation

10.9	Warrant to Purchase 1,000,000 shares of Common Stock of BioPower Operations Corporation, dated January 11, 2011	Previously filed(2)

10.10	Lock-Up Agreement between the Company and Robert Kohn, dated January 18, 2011	Previously filed(2)

10.11	Lock-Up Agreement between the Company and Janet Kohn, dated January 18, 2011	Previously filed(2)

10.12	Lock-Up Agreement between the Company and Noslen, LLC, dated January 31, 2011	Previously filed(2)

10.13	Lock-Up Agreement between the Company and LB Persistence, LLC, dated January 31, 2011	Previously filed(2)

10.14	Lock-Up Agreement between the Company and the David B. Cohen 2011 Irrevocable Trust, dated January 31, 2011	Previously filed(2)

10.15	Lock-Up Agreement between the Company and the Cohen Family 2011 Irrevocable Trust, dated January 31, 2011	Previously filed(2)

10.16	Lock-Up Agreement between the Company and E10ST LLC, dated January 31, 2011	Previously filed(2)

10.17	Lock-Up Agreement between the Company and the Jessica Leopold Irrevocable Trust, dated January 31, 2011	Previously filed(2)

10.18	Lock-Up Agreement between the Company and Green Oil Plantations, Ltd, dated March 9, 2011	Previously filed(2)

10.19	Lock-Up Agreement between the Company and Dale Shepherd, dated January 23, 2011	Previously filed(2)

10.20	Lock-Up Agreement between the Company and Riskless Partners, LLC, dated January 18, 2011	Previously filed(2)

10.21	Lock-Up Agreement between the Company and TipTop Irrevocable Trust, dated January 19, 2011	Previously filed(2)

10.22	Amended Exclusive License Agreement between Clenergen Corporation and BioPower Corporation, dated March 9, 2011	Previously filed(2)

10.23	Demand Note, dated November 30, 2010, issued to Mr. Robert Kohn	Previously filed (4)

10.24	Demand Note, dated November 30, 2010, issued to Ms. Bonnie Nelson	Previously filed (4)

10.25	Sublease, dated March 18, 2011 between the Company and Carlson Wagonlit Travel, Inc.	Previously filed (5)

10.26 10.27 10.28 10.29

Amended Exclusive License Agreement between Clenergen Corporation and BioPower Corporation, dated March 9, 2011

Letter Agreement by and between the Company and Halcyon Cabot Ltd.

dated January 5, 2012

Quture Advisory Agreement dated February 13, 2012

Dale Shepherd, President of BioPower, Loan Agreement dated

February 22. 2012

Previously filed (4)

21.1	List of Subsidiaries	Previously filed(2)

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certifications of Robert Kohn pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Robert Kohn pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T

Footnotes:

(1) Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated February 9, 2011.

(2) Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated March 16, 2011.

(3) Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated April 8, 2011.

(4) Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated April 29, 2011.

(5) Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated May 18, 2011.

(6) Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated July 21, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOPOWER OPERATIONS CORPORATION.

Date: March 14, 2012	By:	/s/ Robert Kohn
Robert Kohn
Chief Executive Officer, Director
(principal executive officer)

Date: March 14, 2012	By:	/s/ Bonnie Nelson
Bonnie Nelson
Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name and Title	Date

/s/ Robert Kohn	March 14, 2012
Robert Kohn
Chief Executive Officer and Director
(Principal Executive officer)

/s/ Robert Kohn	March 14, 2012
Robert Kohn
Chief Financial Officer and Director
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Bonnie Nelson	March 14, 2012
Bonnie Nelson
Director

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Financial Statements

November 30, 2011 and 2010

CONTENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets –November 30, 2011 (Consolidated) and November 30, 2010	F-2

Statements of Operations – Year Ended November 30, 2011 (Consolidated), from September 13, 2010 (Inception) to November 30, 2010, and from September 13, 2010 (Inception) to November 30, 2011 (Consolidated)	F-3

Statement of Stockholders’ Deficit – From September 13, 2010 (Inception) to November 30, 2011	F-4

Statements of Cash Flows – Year Ended November 30, 2011 (Consolidated), from September 13, 2010 (Inception) to November 30, 2010, and from September 13, 2010 (Inception) to November 30, 2011 (Consolidated)	F-5

Notes to Consolidated Financial Statements	F-6 - F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

BioPower Operations Corporation

We have audited the accompanying consolidated balance sheets of BioPower Operations Corporation and Subsidiaries, (a development stage company) as of November 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended November 30, 2011, the periods from September 13, 2010 (inception) to November 30, 2010 and from September 13, 2010 (inception) to November 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioPower Operations Corporation and Subsidiaries as of November 30, 2011 and 2010, and the results of its operations and its cash flows for the year ended November 30, 2011, the periods from September 13, 2010 (inception) to November 30, 2010 and from September 13, 2010 (inception) to November 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a net loss of $968,655 and net cash used in operations of $318,716 for the year ended November 30, 2011. The Company also has a working capital deficit of $537,566, a deficit accumulated during the development stage of $969,989 and a stockholders’ deficit of $255,798 at November 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Boca Raton, Florida

March 9, 2012

551 NW 77th Street Suite 201 • Boca Raton, FL 33487

Phone: (561) 864-4444 • Fax: (561) 892-3715

www.bermancpas.com • info@bermancpas.com

Registered with the PCAOB • Member AICPA Center for Audit Quality

Member American Institute of Certified Public Accountants

Member Florida Institute of Certified Public Accountants

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Balance Sheets

	November 30, 2011	November 30, 2010
	(Consolidated)
Assets
Current Assets
Cash	$6,111	$20,124
Prepaid expenses	6,354	-
Total Current Assets	12,465	20,124

Equipment - net	24,313	-

Other Assets
License - net	245,795	-
Security deposit	11,660	-
Total Other Assets	257,455	-

Total Assets	$294,233	$20,124

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$87,775	$530
Accounts payable and accrued expenses - related parties	458,685	-
Notes payable - related parties	-	20,927
Convertible debt - related party - net	3,571	-
Total Current Liabilities	550,031	21,457

Stockholders' Deficit
Preferred stock, $1 par value; 10,000 and 1,000 shares authorized; 1 and none issued and outstanding	1	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 90,280,000 and 10,000 shares issued and outstanding	9,028	1
Additional paid-in capital	705,162	-
Deficit accumulated during the development stage	(969,989)	(1,334)
Total Stockholders' Deficit	(255,798)	(1,333)

Total Liabilities and Stockholders' Deficit	$294,233	$20,124

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Statements of Operations

	Year Ended
	November 30, 2011	September 13, 2010 (Inception)	September 13, 2010 (Inception)
	(Consolidated)	to November 30, 2010	to November 30, 2011

General and administrative expenses	$964,605	$1,334	$965,939

Interest expense	4,050	-	4,050

Net loss	$(968,655)	$(1,334)	$(969,989)

Net loss per common share - basic and diluted	$(0.01)	$(0.13)	$(0.02)

Weighted average number of common shares outstanding during the period - basic and diluted	78,142,274	10,000	64,383,589

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders' Deficit

From September 13, 2010 (Inception) to November 30, 2011

					Additional	Deficit	Total
	Preferred Stock, $1 Par Value		Common Stock, $0.0001 Par Value		Paid In	Accumulated during	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Development Stage	Deficit

Issuance of common stock - founders ($0.0001)	-	-	10,000	$1	$-	$-	$1

Net loss - September 13, 2010 (Inception) to November 30, 2010	-	-	-	-	-	(1,334)	(1,334)

Balance - November 30, 2010	-	-	10,000	1	-	(1,334)	(1,333)

Cancellation of common stock - founders	-	-	(10,000)	(1)	-	-	(1)

Issuance of preferred stock - founders ($1/share)	1	1	-	-	-	-	1

Issuance of common stock - founders ($0.0001/share)	-	-	32,500,000	3,250	-	-	3,250

Issuance of common stock - related parties ($0.0001/share)	-	-	12,300,000	1,230	-	-	1,230

Issuance of common stock ($0.0001/share)	-	-	39,100,000	3,910	-	-	3,910

Issuance of common stock ($0.25/share)	-	-	1,200,000	120	299,880	-	300,000

Issuance of common stock ($0.50/share)	-	-	30,000	3	14,997	-	15,000

Issuance of common stock for services rendered ($0.012/share)	-	-	4,150,000	415	49,585	-	50,000

Issuance of common stock for license ($0.25/share)	-	-	1,000,000	100	249,900	-	250,000

Warrants issued for services rendered	-	-	-	-	60,800	-	60,800

Debt discount - related party	-	-	-	-	30,000	-	30,000

Net loss for the year ended November 30, 2011	-	-	-	-	-	(968,655)	(968,655)

Balance - November 30, 2011	1	$1	90,280,000	$9,028	$705,162	$(969,989)	$(255,798)

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Statements of Cash Flows

	Year Ended
	November 30, 2011	September 13, 2010 (Inception)	September 13, 2010 (Inception)
	(Consolidated)	to November 30, 2011	to November 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(968,655)	$(1,334)	$(969,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of license	4,205	-	4,205
Depreciation	3,447	-	3,447
Amortization of debt discount	3,571		3,571
Stock issued for services rendered	50,000	-	50,000
Warrants issued for services rendered	60,800	-	60,800
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Prepaids	(6,354)	-	(6,354)
Security deposit	(11,660)	-	(11,660)
Increase/(Decrease) in:
Accounts payable and accrued liabilities	87,245	530	87,775
Accounts payable and accrued liabilities - related party	458,685	-	458,685
Net Cash Used In Operating Activities	(318,716)	(804)	(319,520)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(27,760)	-	(27,760)
Net Cash Used in Investing Activities	(27,760)	-	(27,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt - related party	30,000	-	30,000
Proceeds from notes payable - related parties	2,954	20,927	23,881
Repayment of notes payable - related parties	(23,881)	-	(23,881)
Proceeds from issuance of preferred stock	1	-	1
Proceeds from issuance of common stock	323,389	1	323,390
Net Cash Provided By Financing Activities	332,463	20,928	353,391

Net Increase in Cash	(14,013)	20,124	6,111

Cash - Beginning of Year/Period	20,124	-	-

Cash - End of Year/Period	$6,111	$20,124	$6,111

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year/Period for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for license	$250,000	$-	$250,000
Debt discount recorded on convertible debt - related party	$30,000	$-	$30,000
Cancellation of common stock - founders	$1	$-	$1

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2011 and 2010

Note 1 Nature of Operations

BioPower Corporation (“BioPower” or “the Company”) was incorporated in the State of Florida on September 13, 2010. On January 5, 2011, the Company re-domiciled to Nevada and formed BioPower Operations Corporation, a Nevada corporation. On January 6, 2011, the shareholders of BioPower Corporation contributed their shares of BioPower Corporation to BioPower Operations Corporation and BioPower Corporation became a wholly-owned subsidiary.

The Company and its subsidiaries intend to grow biomass crops coupled with processing and/or conversion facilities to produce oils, biofuels, electricity and other biomass products. To date, the activities of the Company have been limited to implementing the business plan and raising capital.

The Company’s fiscal year end is November 30.

Note 2 Summary of Significant Accounting Policies

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

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2011 and 2010

Such estimates for the periods ended November 30, 2011 and 2010, and assumptions affect, among others, the following:

•estimated fair value of share based payments

•estimated carrying value, useful lives and related impairment of equipment and intangible assets; and

•estimated valuation allowance for deferred tax assets, due to continuing and expected future losses

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company had no cash equivalents at November 30, 2011 and 2010.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At November 30, 2011 and 2010, there were no balances that exceeded the federally insured limit.

Marketable Securities

(A) Classification of Securities

At the time of acquisition a security is designated as held-to-maturity, available-for-sale or trading, which depends on ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost.

Any unrealized gains and losses are reported as other comprehensive income (loss). Realized gains (losses) are computed on a specific identification basis and are recorded in net capital gains (losses) on investments in the combined consolidated statements of operations

All securities acquired subsequent to November 30, 2011 are designated as available for sale.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2011 and 2010

(B) Other than Temporary Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments.

The Company has not recorded any impairment losses subsequent to November 30, 2011.

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

Equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  There were no impairment charges taken during the periods ended November 30, 2011 and 2010.

Intangible Assets

Identifiable intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of potential impairment exist. Also see Note 8 regarding license agreement.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a “beneficial conversion feature” (“BCF”) and related debt discount.

When the Company records a BCF, the relative fair value of the BCF would be recorded as a debt discount against the face amount of the respective debt instrument. The discount would be amortized to interest expense over the life of the debt. When a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2011 and 2010

Derivative Liabilities

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company expects to use the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management would determine if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

Debt Issue Costs and Debt Discount

Subsequent to year end, the Company entered into an agreement to pay debt issue costs, and in connection with raising funds through the issuance of convertible debt. These costs will be recorded as a debt discount and amortized over the life of the debt to interest expense. When a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts will be immediately expensed.

Share-based payments

The Company recognizes all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

Share based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Share based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2011 and 2010

When computing fair value, the Company considered the following variables:

•	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.
•	The Company has not paid any dividends on common stock since inception and does not anticipate paying dividends on its common stock in the near future.
•	The expected option term is computed using the “simplified” method as permitted under the provisions of Staff Accounting Bulletin (“SAB”) 107. SAB 107’s guidance was extended indefinitely by SAB 110.
•	The expected volatility is based on the historical volatility of the Company’s common stock, based on the daily quoted closing trading prices.
•	The forfeiture rate is based on the historical forfeiture rate for unvested stock options.

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

Since the Company reflected a net loss in 2011 and 2010, considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

The Company has the following potential common stock equivalents at November 30, 2011 and 2010:

	November 30, 2011	November 30, 2010

Warrants (1)	1,000,000	-
Convertible debt - related party	120,000	-
Total	1,120,000	-

(1) These warrants expired in January 2012 unexercised.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2011 and 2010

Income Taxes

Provisions for income taxes are calculated based on reported pre-tax earnings and current tax law.

Significant judgment is required in determining income tax provisions and evaluating tax positions. The Company periodically assesses its liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. When it is not more likely than not that a tax position will be sustained, the Company records its best estimate of the resulting tax liability and any applicable interest and penalties in the financial statements.

Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using statutory rates in effect for the year in which the differences are expected to reverse. The Company presents the tax effects of these deferred tax assets and liabilities separately for each major tax jurisdiction.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that the changes are enacted. The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion of the asset may not be realized. The Company evaluates its deferred tax assets and liabilities on a periodic basis.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

Note 3 Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $968,655 and net cash used in operations of $318,716 for the year ended November 30, 2011; and a working capital deficit of $537,566 and a stockholders’ deficit of $255,798 at November 30, 2011.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2011 and 2010

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 Equipment

Equipment consists of the following:

	As of November 30,
	2011	2010	Estimated Useful Life

Computer Equipment	$27,760	$-	5
Less: Accumulated depreciation	(3,447)	-
Equipment, net	$24,313	$-

Note 5 Income Taxes

The Company recognizes deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  The Company has established a valuation allowance to reflect the likelihood of the realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling approximately $148,000 at November 30, 2011, expiring through 2031. U.S. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2011 and 2010

Significant deferred tax assets at November 30, 2011 and 2010 are approximately as follows:

	2011	2010
Gross deferred tax assets:
Net operating loss carryforwards	$56,000	$500
Accrued payroll/taxes	169,000	-
Total deferred tax assets	225,000	500
Less: valuation allowance	(225,000)	(500)
Net deferred tax asset recorded	$-	$-

The valuation allowance at November 30, 2010 was $500. The net change in valuation allowance during the period ended November 30, 2011 was an increase of approximately $224,500.

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of November 30, 2011.

The actual tax benefit differs from the expected tax benefit for the period ended November 30, 2011 and 2010 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 5.5% for State income taxes, a blended rate of 37.63%) as follows:

	2011	2010
Expected tax expense (benefit) – Federal	$(311,000)	$(430)
Expected tax expense (benefit) – State	(53,000)	(70)
Meals and Entertainment	4,000	-
Stock based compensation	136,000	-
Change in valuation allowance	224,000	500
Actual tax expense (benefit)	$-	$-

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2011 and 2010

Note 6 Notes Payable – Related Parties

(A) Period Ended November 30, 2010

During November 2010, the Company’s Chief Executive Officer advanced $10,927. The loan bears interest at 4%, is unsecured and due on demand.

During November 2010, the Company’s Director advanced $10,000. The loan bears interest at 4%, is unsecured and due on demand.

(B) Year Ended November 30, 2011

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

During October 2011, the Company’s President/Chief Operating Officer advanced $25,000. The loan bears interest at 4%, is unsecured and due on May 31, 2012. The lender may convert the loan into 100,000 restricted shares of the Company at $0.25 per share. The Company has determined that this is conventional convertible debt, with a BCF. See Note 6(C).

During November 2011, the Company’s President/Chief Operating Officer advanced $5,000. The loan bears interest at 4%, is unsecured and due on May 31, 2012. The lender may convert the loan into 20,000 restricted shares of the Company at $0.25 per share. The Company has determined that this is conventional convertible debt, with a BCF. See Note 6(C).

As of November 30, 2011, the Company owes $479 in accrued interest, which has been recorded as a component of accounts payable and accrued expenses.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2011 and 2010

(C) Debt Discount

During the year ended 2011 and 2010, the Company recorded debt discounts of $30,000 and $0, respectively.

The Company used the following variables in determining the BCF:

Stock price (1)	$0.50
Exercise price	$0.25

(1)	Based upon recent third party cash offerings.

During 2011, the Company amortized $3,571 in debt discount.

The following is a summary of the Company's convertible debt at November 30, 2011:

	2011	2010
Convertible Debt	$30,000	$-
Debt Discount	(30,000)	-
Amortization of Debt Discount	3,571	-
Convertible Debt – Net	$3,571	$-

Note 7 Stockholders’ Deficit

On September 13, 2010, the Company issued 10,000 shares of common stock to its founders for $1 ($0.0001/share). On January 5, 2011, in connection with the redomiciling to Nevada, these shares were cancelled for no consideration.

(A) Preferred Stock

On January 28, 2011, the Company issued one share of Series A, preferred stock for $1. This series of preferred stock had a provision that the holder of the one share, a related party controlled by the Company’s Chief Executive Officer and a Director, can vote 50.1% of the total votes. There are no preferences, dividends, or conversion rights.

(B) Common Stock

In 2011, the Company issued the following shares for cash and services:

Type	Quantity	Valuation	Range of Value per share
Cash	40,330,000	$318,910	$0.0001 – 0.50
Cash – related parties	44,800,000	4,480	$0.0001
License agreement (*)	1,000,000	250,000	$0.25
Services rendered (**)	4,150,000	50,000	$0.012
Total	90,280,000	$623,390	$0.0001 - $0.50

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2011 and 2010

(*) See Note 8(B)

(**) In connection with the stock issued for services rendered, the Company determined fair value based upon the value of the services provided, which was the most readily available evidence.

(C) Warrants

On January 11, 2011, the Company issued 1-year warrants for 1,000,000 shares, with an exercise price of $1 per share to a consultant. The warrants were granted for services rendered. The warrants have a fair value of $60,800, based upon the Black-Scholes option-pricing model. The Company used the following weighted average assumptions:

Expected dividends	0%
Expected volatility	150%
Expected term	1 year
Risk free interest rate	0.28%
Expected forfeitures	0%

Weighted Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Life in	Intrinsic
	Warrants	Price	Years	Value
Balance - November 30, 2010	-	$-
Granted	1,000,000	1.00
Forfeited/Cancelled	-	-
Exercised	-	-
Balance - November 30, 2011 – outstanding	1,000,000	$1.00	0.12	-
Balance - November 30, 2011 – exercisable	1,000,000	$1.00	0.12	-

Note 8 Related Party Transactions

(A) License Agreement – Former Affiliate of Chief Executive Officer

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

November 30, 2011 and 2010

If the former affiliate company charges a lesser percentage to another entity, then the first $50,000,000 will be decreased to the lowest percentage charged.

(B) Stock issued for license

In connection with the stock issued for the license agreement in Note 7(B), the following occurred:

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

3% of the second $50,000,000 of gross revenue; and

1% of anything in excess of $100,000,000

If the Green Oil charges a lesser percentage to another entity, then the first $50,000,000 will be decreased to the lowest percentage charged.

No such transactions have occurred as of November 30, 2011 and through March 9, 2012.

As of November 30, 2011 and 2010, the license is summarized as follows:

	2011	2010
License	$250,000	$-
Accumulated Amortization	(4,205)	-
License – Net	$245,795	-

Amortization expense for the fiscal years are as follows:

Year Ending November 30,	Amount
2012	$5,000
2013	5,000
2014	5,000
2015	5,000
Thereafter	225,795
Total	$245,795

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2011 and 2010

Note 9 Formation of Subsidiaries

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

On January 27, 2011, the Company formed Green Oil Plantations Americas, Inc. (“Green Oil”), a 100% wholly owned subsidiary as the operating company for the exclusive license agreement with Green Oil Plantations, Ltd. (See Note 8(B))

Both of the above subsidiaries are currently inactive except for their formation.

Note 10 Commitments and Contingencies

Commitments

(A) Employment Agreements – Officers and Directors

In January 2011, the Company executed employment agreements with certain officers and directors (three individuals) containing the following provisions:

Term of contract	2-5 years
Salary	$125,000 - $200,000
Salary deferral	All salaries will be accrued until the Company has raised $2,500,000.

(B) Lease Agreement

On March 18, 2011, the Company entered into a 26-month lease that commenced on April 1, 2011 and will expire on May 31, 2013. The Company’s monthly lease payment of $4,150 commenced on July 1, 2011. The Company will amortize rent expense on a straight-line basis over the occupancy period.

Rent expense was $29,372 and $0 for the period ended November 30, 2011 and the year ended November 30, 2011, respectively.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2011 and 2010

Deferred rent payable at November 30, 2011 and 2010 was $8,622 and $0, respectively. Deferred rent payable is the sum of the difference between the monthly rent payment and the monthly rent expense of an operating lease that contains escalated payments in future periods.

Rent expense for the fiscal years are approximately as follows:

Year Ending November 30,	Amount
2012	$50,000
2013	25,000
$75,000

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

Note 11 Fair Value of Financial Assets and Liabilities

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

•            Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•            Level 2: Inputs reflect: quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•            Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2011 and 2010

The carrying amounts reported in the balance sheet for cash, prepaid expenses, and accounts payable and accrued expenses approximate fair value based on the short-term nature of these instruments.

The Company will measure assets at fair market value on a recurring basis and will report gains and losses in the statement of comprehensive income (loss).

Note 12 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of November 30, 2011 and March 9, 2012, the date the audited consolidated financial statements were available to be issued, and concluded that events or transactions occurring during that period requiring recognition or disclosure have been made.

(A) Notes Payable – Related Parties

During December 2011, the Company’s President/Chief Operating Officer advanced $20,000. The loan bears interest at 4%, is unsecured and due on May 31, 2012. The lender may convert the loan into 80,000 restricted shares of the Company at $0.25 per share. The Company used the following variables in determining the BCF:

Stock price (*)	$0.50
Exercise price	$0.25

(*) Based upon recent third party cash offerings.

During January 2012, the Company’s President/Chief Operating Officer advanced $20,000. The loan bears interest at 4%, is unsecured and due on May 31, 2012. The lender may convert the loan into 80,000 restricted shares of the Company at $0.25 per share. The Company used the following variables in determining the BCF:

Stock price (*)	$0.50
Exercise price	$0.25

(*) Based upon recent third party cash offerings.

In connection with these new notes, the Company will record additional debt discounts totaling $40,000. The debt discount pertains to convertible debt that contains embedded conversion options that are required to bifurcated and reported at fair value.

(B) Consulting Agreements

On January 5, 2012, the Company entered into a consulting agreement to raise up to $5,000,000 in capital as well as to provide a $500,000 bridge note.  The initial term of the agreement is four months. The Company has agreed to pay 8% of the amount raised plus warrants of 8% of the amount raised for equity-based capital and 6% for the amount raised for debt plus 6% in warrants. The warrants will have a 3-year term and the number of warrants is calculated by dividing the amount raised by the exercise price of the warrants. Any debt raised, which is financed as equity or debt within 6 months, will attract only the initial fee, with no fee charged for the refinancing of this amount. The Company has also agreed to pay a retainer fee of $15,000, which it paid in stock by issuing 60,000 shares of restricted common stock at $0.25 per share, the fair value of the Company’s common stock based upon recent third party cash offerings.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2011 and 2010

(C) Revenue - other

On February 13, 2012, the Company’s Chief Executive Officer has been engaged by a third party to provide consulting services, however, all fees earned will be remitted to the Company. The Company will earn fees of $240,000 as follows:

•$120,000 upon execution of agreement (this amount has been received in the form of 15,000,000 shares ($0.008/share). The quantity of shares issued was determined based upon a formula that would require a discount to market calculation to be performed by the public entity. The Company will record the quantity of shares received as revenues, with a corresponding asset classified as available for sale marketable securities. The fair value of the shares received upon the execution of this agreement was $240,000, as evidenced by the quoted closing trading price,

•$60,000 on February 13, 2013; and

•$60,000 on February 13, 2014

Fees are payable in the form of cash or common stock of the third party, a public company, at their discretion.

