Form 10-Q
period 2012-02-29
Biopower Operations Corp
filed 2012-04-20
CIK 1510832

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes ☐ No ☒

Common Stock $0.0001. As of April 20, 2012, 90,540,000 shares of common stock of the issuer were outstanding.

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

BIOPOWER OPERATIONS CORPORATION

 (A Developmental Stage Company)

CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of February 29, 2012(unaudited) and November 30, 2011 (Audited)	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended February 29, 2012 and February 28, 2011, September 13, 2010 to February 29, 2012 (unaudited)	2

	Consolidated Statement of Stockholders’ Deficit from September 13, 2010 (Inception) to February 29, 2012 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended February 29, 2012 and February 28, 2011, from September 13, 2010 (Inception) to February 29, 2012 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5-20

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

ITEM 4.	CONTROLS AND PROCEDURES	28

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	29

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29

ITEM 3.	DEFAULT UPON SENIOR SECURITIES	29

ITEM 4.	MINE SAFETY DISCLOSURES	29

ITEM 5.	OTHER INFORMATION	29

ITEM 6.	EXHIBITS	29

SIGNATURES		30

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act

PART I – FINANCIAL INFORMATION

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Statements of Operations

(Unaudited)

CONTENTS

Page(s)

Consolidated Balance Sheets –
February 29, 2012 (Unaudited) and November 30, 2011	1

Consolidated Statements of Operations –
Three Months Ended February 29, 2012 and 2011, from
September 13, 2010 (Inception) to February 29, 2012 (Unaudited)	2

Consolidated Statement of Stockholders’ Deficit –
From September 13, 2010 (Inception) to February 29, 2012 (Unaudited)	3

Consolidated Statements of Cash Flows –
Three Months Ended February 29, 2012 and 2011, from
September 13, 2010 (Inception) to February 29, 2012 (Unaudited)	4

Notes to Consolidated Financial Statements (Unaudited)	5 - 20

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	February 29, 2012	November 30, 2011
	(Unaudited)
Assets
Current Assets
Cash	$14,944	$6,111
Available-for-sale securities	195,000	-
Prepaid expenses	6,807	6,354
Total Current Assets	216,751	12,465

Equipment - net	22,932	24,313

Other Assets
License - net	244,548	245,795
Security deposit	11,660	11,660
Total Other Assets	256,208	257,455

Total Assets	$495,891	$294,233

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$55,383	$87,775
Accounts payable and accrued expenses - related parties	613,480	458,685
Notes payable - related parties	2,500	-
Convertible debt - related party - net	33,786	3,571
Total Current Liabilities	705,149	550,031

Stockholders' Deficit
Preferred stock, $1 par value; 10,000 and 1,000 shares authorized; 1 issued and outstanding	1	1
Common stock, $0.0001 par value, 500,000,000 shares authorized; 90,540,000 and 90,280,000 shares issued and outstanding	9,054	9,028
Additional paid-in capital	810,136	705,162
Deficit accumulated during the development stage	(969,949)	(969,989)
Unrealized loss on available-for-sale securities	(58,500)	-
Total Stockholders' Deficit	(209,258)	(255,798)

Total Liabilities and Stockholders' Deficit	$495,891	$294,233

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	September 13, 2010 (Inception)
	February 29, 2012	February 28, 2011	to February 29, 2012

Revenue	$253,500	$-	$253,500

General and administrative expenses	222,691	251,951	1,188,630

Interest expense	30,769	214	34,819

Net income (loss)	$40	$(252,165)	$(969,949)

Net income (loss) per common share - basic and diluted	$0.00	$(0.01)	$(0.01)

Weighted average number of common shares outstanding during the period - basic and diluted	90,331,648	41,114,444	68,805,449

Comprehensive income (loss):
Net income (loss)	$40	$(252,165)	$(969,949)
Unrealized loss on available for sale marketable securities	(58,500)	-	(58,500)
Comprehensive loss	$(58,460)	$(252,165)	$(1,028,449)

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders' Deficit

From September 13, 2010 (Inception) to February 29, 2012

(Unaudited)

					Additional	Deficit	Accumulated Other	Total
	Preferred Stock, $1 Par Value		Common Stock, $0.0001 Par Value		Paid In	Accumulated during	Comprehensive	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Development Stage	Loss	Deficit

Issuance of common stock - founders ($0.0001)	-	$-	10,000	$1	$-	$-	$-	$1

Net loss - September 13, 2010 (Inception) to November 30, 2010	-	-	-	-	-	(1,334)		(1,334)

Balance - November 30, 2010	-	-	10,000	1	-	(1,334)	-	(1,333)

Cancellation of common stock - founders	-	-	(10,000)	(1)	-	-	-	(1)
								-
Issuance of preferred stock - founders ($1/share)	1	1	-	-	-	-	-	1
								-
Issuance of common stock - founders ($0.0001/share)	-	-	32,500,000	3,250	-	-	-	3,250
								-
Issuance of common stock - related parties ($0.0001/share)	-	-	12,300,000	1,230	-	-	-	1,230
								-
Issuance of common stock ($0.0001/share)	-	-	39,100,000	3,910	-	-	-	3,910
								-
Issuance of common stock ($0.25/share)	-	-	1,200,000	120	299,880	-	-	300,000
								-
Issuance of common stock ($0.50/share)	-	-	30,000	3	14,997	-	-	15,000
								-
Issuance of common stock for services rendered ($0.012/share)	-	-	4,150,000	415	49,585	-	-	50,000
								-
Issuance of common stock for license ($0.25/share)	-	-	1,000,000	100	249,900	-	-	250,000
								-
Warrants issued for services rendered	-	-	-	-	60,800	-	-	60,800
								-
Debt discount - related party	-	-	-	-	30,000	-	-	30,000

Net loss for the year ended November 30, 2011	-	-	-	-	-	(968,655)	-	(968,655)

Balance - November 30, 2011	1	1	90,280,000	9,028	705,162	(969,989)	-	(255,798)

Issuance of common stock for services rendered ($0.25/share)	-	-	60,000	6	14,994	-	-	15,000
								-
Issuance of common stock ($0.25/share)	-	-	200,000	20	49,980	-	-	50,000
								-
Debt discount - related party	-	-	-	-	40,000	-	-	40,000
								-
Unrealized loss on available-for-sale marketable securities	-	-	-	-	-	-	(58,500)	(58,500)

Net income for the three months ended February 29, 2012	-	-	-	-	-	40	-	40

Balance - February 29, 2012	1	$1	90,540,000	$9,054	$810,136	$(969,949)	$(58,500)	$(209,258)

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended	September 13, 2010 (Inception)
	February 29, 2012	February 28, 2011	to February 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$40	$(252,165)	$(969,949)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of license	1,247	-	5,452
Depreciation	1,381	-	4,827
Amortization of debt discount	30,215	-	33,786
Stock issued for services rendered	15,000	50,000	65,000
Warrants issued for services rendered	-	60,800	60,800
Available-for-sale securities received as revenue	(253,500)	-	(253,500)
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Prepaid expenses	(453)	-	(6,807)
Security deposit	-	-	(11,660)
Increase/(Decrease) in:
Accounts payable and accrued liabilities	(32,392)	102,023	55,383
Accounts payable and accrued liabilities - related party	154,795	214	613,480
Net Cash Provided By (Used In) Operating Activities	(83,667)	(39,128)	(403,188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(27,759)
Net Cash Used in Investing Activities	-	-	(27,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt - related party	40,000	-	70,000
Proceeds from notes payable - related parties	2,500	2,953	26,381
Repayment of notes payable - related parties	-	-	(23,881)
Proceeds from issuance of preferred stock	-	1	1
Proceeds from issuance of common stock	50,000	308,389	373,390
Net Cash Provided By Financing Activities	92,500	311,343	445,891

Net Increase in Cash	8,833	272,215	14,944

Cash - Beginning of Period	6,111	20,124	-

Cash - End of Period	$14,944	$292,339	$14,944

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for license	$-	$250,000	$250,000
Unrealized loss on available-for-sale securities	$58,500	$-	$58,500
Debt discount recorded on convertible debt - related party	$40,000	$-	$70,000
Cancellation of common stock - founders	$-	$-	$1

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

February 29, 2012

Unaudited

Note 1 Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of November 30, 2011 is derived from audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended November 30, 2011. The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended November 30, 2011.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended February 29, 2012, are not necessarily indicative of results for the full fiscal year.

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

The Company intends to grow biomass crops coupled with processing and/or conversion facilities to produce oils, biofuels, electricity and other biomass products. To date, the activities of the Company have been limited to implementing the business plan and raising capital. The Company is still in its development stage.

The Company’s fiscal year end is November 30.

Principles of Consolidation

All inter-company accounts and transactions have been eliminated in consolidation.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

February 29, 2012

Unaudited

Development Stage

The Company's consolidated financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include negotiating distribution agreements and marketing the territory for distribution outlets for the product. The Company, while seeking to implement its business plan, will look to obtain additional debt and/or equity related funding opportunities. The Company has not generated any revenues from its planned and principal operations since inception.

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

Such estimates for the periods ended February 29, 2012 and 2011, and assumptions affect, among others, the following:

•	estimated fair value of share based payments,
•	estimated carrying value, useful lives and related impairment of equipment and intangible assets; and

•	estimated valuation allowance for deferred tax assets, due to continuing and expected

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

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

February 29, 2012

Unaudited

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company had no cash equivalents at February 29, 2012 and 2011.

Marketable Securities

(A) Classification of Securities

At the time of acquisition, a security is designated as held-to-maturity, available-for-sale or trading, which depends on ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost.

Any unrealized gains and losses are reported as other comprehensive income (loss). Realized gains (losses) are computed on a specific identification basis and are recorded in net capital gains (losses) on investments in the combined consolidated statements of operations.

The composition of the Company’s investments at February 29, 2012, classified as current assets, is as follows:

	Cost	Fair Value	Unrealized Loss
Common stocks	$253,500	$195,000	$58,500
Total available for sale securities	$253,500	$195,000	$58,500

Investment income for the three months ended February 29, 2012 and February 28, 2011 is as follows:

	2012	2011
Gross realized gains from sale of available for sale securities	$-	$-
Gross realized losses from sale of available for sale securities	-	-
Dividend and interest income	-	-
Net unrealized holding gain (loss)	(58,500)	-
Net investment income (loss)	$(58,500)	$-

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

February 29, 2012

Unaudited

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

The Company has not recorded any impairment losses as of February 29, 2012.

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

Equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  There were no impairment charges taken during the periods ended February 29, 2012 and 2011.

Intangible Assets

Identifiable intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of potential impairment exist. Also see Note 7 regarding license agreement.

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

February 29, 2012

Unaudited

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

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

February 29, 2012

Unaudited

When computing fair value, the Company may consider the following variables:

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.
●	The Company has not paid any dividends on common stock since inception and does not anticipate paying dividends on its common stock in the near future.
●	The expected option term is computed using the “simplified” method as permitted under the provisions of Staff Accounting Bulletin (“SAB”) 107. SAB 107’s guidance was extended indefinitely by SAB 110.
●	The expected volatility is based on the historical volatility of the Company’s common stock, based on the daily quoted closing trading prices.
●	The forfeiture rate is based on the historical forfeiture rate for unvested stock options.

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

Since the Company reflected a net loss in 2012 and 2011, considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

The Company has the following potential common stock equivalents at February 29, 2012 and 2011:

	February 29, 2012	February 28, 2011

Warrants (1)	-	1,000,000
Convertible debt – related party	280,000	-
Total common stock equivalents	280,000	1,000,000

(1) On January 11, 2012, the 1,000,000 warrants expired unexercised.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

February 29, 2012

Unaudited

Recent Accounting Pronouncements

There are no new accounting pronouncements that are expected to have any material impact on the Company’s consolidated financial statements.

Note 3 Going Concern

As reflected in the accompanying consolidated financial statements, the Company has net cash provided by operations of $169,833 for the three months ended February 29, 2012; and a working capital deficit of $488,398 and a stockholders’ deficit of $209,258 at February 29, 2012.

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

Note 4 Equipment

At February 29, 2012 and November 30, 2011, equipment consists of the following:

	2012	2011	Estimated Useful Life

Computer Equipment	$27,760	$27,760	5

Less: Accumulated depreciation	(4,828)	(3,447)

Equipment, net	$22,932	$24,313

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

February 29, 2012

Unaudited

Note 5 Notes Payable – Related Parties

(A)	Period Ended November 30, 2010

During November 2010, the Company’s Chief Executive Officer advanced $10,927. The loan bears interest at 4%, is unsecured and due on demand.

During November 2010, a Company Director advanced $10,000. The loan bears interest at 4%, is unsecured and due on demand.

(B)	Year Ended November 30, 2011

During December 2010, a Company Director advanced $506. The loan bears interest at 4%, is unsecured and due on demand.

During January 2011, the Company’s Chief Executive Officer advanced $832. The loan bears interest at 4%, is unsecured and due on demand.

During January 2011, a Company Director advanced $631. The loan bears interest at 4%, is unsecured and due on demand.

During February 2011, a Company Director advanced $985. The loan bears interest at 4%, is unsecured and due on demand.

During May 2011, the Company repaid all related party advances totaling $23,881.

During October 2011, the Company’s President/Chief Operating Officer advanced $25,000. The loan bears interest at 4%, is unsecured and due on May 31, 2012. The lender may convert the loan into 100,000 restricted shares of the Company at $0.25 per share. The Company has determined that this is conventional convertible debt, with a BCF. See Note 5(D).

During November 2011, the Company’s President/Chief Operating Officer advanced $5,000. The loan bears interest at 4%, is unsecured and due on May 31, 2012. The lender may convert the loan into 80,000 restricted shares of the Company at $0.25 per share. The Company has determined that this is conventional convertible debt, with a BCF. See Note 5(D).

As of November 30, 2011, the Company owed $479 in accrued interest, which has been recorded as a component of accounts payable and accrued expenses.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

February 29, 2012

Unaudited

(C)	Three Months Ended February 29, 2012

During December 2011, the Company’s President/Chief Operating Officer advanced $20,000. The loan bears interest at 4%, is unsecured and due on May 31, 2012. The lender may convert the loan into 80,000 restricted shares of the Company at $0.25 per share. The Company has determined that this is conventional convertible debt, with a BCF. See Note 5(D).

During January 2012, the Company’s President/Chief Operating Officer advanced $20,000. The loan bears interest at 4%, is unsecured and due on May 31, 2012. The lender may convert the loan into 80,000 restricted shares of the Company at $0.25 per share. The Company has determined that this is conventional convertible debt, with a BCF. See Note 5(D).

During February 2012, the Company’s Chief Executive Officer advanced $2,500. The loan bears interest at 4%, is unsecured and due on demand.

As of February 29, 2012, the Company owes $1,033 in accrued interest, which has been recorded as a component of accounts payable and accrued expenses.

(D) Debt Discount

At February 29, 2012 and November 30, 2011, the Company recorded debt discounts of $70,000 and $30,000, respectively.

The Company used the following variables in determining the BCF:

Stock price (1)	$0.50
Exercise price	$0.25

(1)	Based upon recent third party cash offerings at the date of issuance.

At February 29, 2012, the Company amortized $33,786 in debt discount.

The following is a summary of the Company’s convertible debt at February 29, 2012 and November 30, 2011.

	2012	2011
Convertible Debt	$70,000	$30,000
Debt Discount	(70,000)	(30,000)
Amortization of Debt Discount	33,786	3,571
Convertible Debt – Net	$33,786	$3,571

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

February 29, 2012

Unaudited

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

(B)	Common Stock

In 2011, the Company issued the following shares for cash and services:

Type	Quantity	Valuation	Range of Value per share
Cash	40,330,000	$318,910	$0.0001 – 0.50
Cash – related parties	44,800,000	4,480	$0.0001
License agreement (1)	1,000,000	250,000	$0.25
Services rendered (2)	4,150,000	50,000	$0.012
Total	90,280,000	$623,390	$0.0001 - $0.50

During the three months ended February 29, 2012, the Company issued the following shares for cash and services:

Type	Quantity	Valuation	Range of Value per share
Cash	200,000	$50,000	$0.25
Services rendered	60,000	15,000	$0.25
Total	260,000	$65,000	$0.25

(1) See Note 7(B)

(2) In connection with the stock issued for services rendered, the Company determined fair value based upon the value of the services provided, which was the most readily available evidence.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

February 29, 2012

Unaudited

(C)	Warrants

On January 11, 2011, the Company issued 1-year warrants for 1,000,000 shares with a consultant, with an exercise price of $1 per share. The warrants were granted for services rendered. The warrants have a fair value of $60,800, based upon the Black-Scholes option-pricing model. The Company used the following weighted average assumptions:

Expected dividends	0%
Expected volatility	150%
Expected term	1 year
Risk free interest rate	0.28%
Expected forfeitures	0%

Weighted Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Life in	Intrinsic
	Warrants	Price	Years	Value
Balance - November 30, 2011	1,000,000	$1.00
Granted	-	-
Forfeited/Cancelled (1)	(1,000,000)	-
Exercised	-	-
Balance – February 29, 2012 – outstanding	-	$-		-
Balance – February 29, 2012 – exercisable	-	$-	-	-

(1)	On January 11, 2012, the 1,000,000 warrants expired unexercised.

Note 7 Related Party Transactions

(A) License Agreement – Former Affiliate of Chief Executive Officer

On November 30, 2010, the Company entered into an exclusive license agreement with a company that is a former affiliate of the Company’s Chief Executive Officer. The license gives the Company the right to utilize Intellectual Property rights (“IP”) and technology licenses to produce high-density short rotation biomass energy crops on an exclusive basis in the United States, Central America, Mexico, and Guam in perpetuity.

If the former affiliate company charges a lesser percentage to another entity, then the first $50,000,000 will be decreased to the lowest percentage charged.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

February 29, 2012

Unaudited

(B) Stock issued for license

In connection with the license agreement above, the following occurred:

On January 27, 2011, an agreement was executed with Green Oil Plantations Ltd. and their affiliates (“Green Oil”) for an exclusive license of fifty years in exchange for 1,000,000 shares of common stock, having a fair value of $250,000 ($0.25/share), based upon recent cash offerings to third parties, at that time, to utilize Green Oil’s licensed technologies and turnkey model for growing energy crops in North America, South America, Central America and the Caribbean excluding Cuba.

The Company has agreed to pay a royalty fee, as a percentage, of gross revenue as follows:

5% of the first $50,000,000 of gross revenue;

3% of the second $50,000,000 of gross revenue; and

1% of anything in excess of $100,000,000

If the Green Oil charges a lesser percentage to another entity, then the first $50,000,000 will be decreased to the lowest percentage charged.

No such transactions have occurred as of November 30, 2011 and through April 18, 2012.

As of February 29, 2012 and November 30, 2011 the license is summarized as follows:

	2012	2011
License	$250,000	$250,000
Accumulated Amortization	(5,452)	(4,205)
License – Net	$244,548	250,000

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

February 29, 2012

Unaudited

Amortization expense for the fiscal years is as follows:

Year Ending November 30,	Amount
2012 (remaining 9 months)	$3,750
2013	5,000
2014	5,000
2015	5,000
2016	5,000
Thereafter	220,798
Total	$224,548

Note 8 Formation of Subsidiaries

On January 14, 2011, the Company formed Global Energy Crops Corporation (“GECC”), a 100% wholly owned subsidiary. GECC intends to:

-	Seek financing from US aid and similar organizations for energy crop growing projects in third world countries for the conversion to electricity and biofuels,

-	Joint venture with both international and smaller technology companies who are currently producing electricity and biofuels wherein GECC intends to provide biomass feedstock, and

-	Execute supply chain contracts with major buyers of energy crop products including electricity and biofuels.

On January 27, 2011, the Company formed Green Oil Plantations Americas, Inc. (“Green Oil”), a 100% wholly owned subsidiary as the operating company for the exclusive license agreement with Green Oil Plantations, Ltd. (See Note 7(B))

Both of the above subsidiaries are currently inactive except for their formation.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

February 29, 2012

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

Rent expense was $11,014 and $0 for the three months ended February 29, 2012 and 2011, respectively.

Deferred rent payable (component of accounts payable and accrued expenses) at February 29, 2012 and 2011 was $7,183 and $0, respectively. Deferred rent payable is the sum of the difference between the monthly rent payment and the monthly rent expense of an operating lease that contains escalated payments in future periods.

Rent expense for the fiscal years is approximately as follows:

Year Ending November 30,	Amount
2012	$50,000
2013	25,000
$75,000

(C) Consulting Agreements

On January 5, 2012, the Company entered into a consulting agreement for financing. The Company paid a retainer fee of $15,000 by issuing 60,000 shares of restricted common stock at $0.25 per share. The fair value of the Company’s common stock was based upon third party cash offerings at that time. The Company expensed this issuance as a component of general and administrative expenses.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

February 29, 2012

Unaudited

Contingencies

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

Note 10 Revenue - other

On February 13, 2012, the Company was engaged by a third party to provide consulting services; The Company will earn fees of $240,000 to be paid in cash or stock as follows:

● $120,000 upon execution of agreement (this amount has been received in the form of 15,000,000 shares ($0.008/share). The quantity of shares issued was determined based upon a formula that would require a discount to market calculation to be performed by the public entity. The Company will record the quantity of shares received as revenues, with a corresponding asset classified as available for sale securities. The fair value of the shares received upon the execution of this agreement was $253,500, as evidenced by the quoted closing trading price.

● $60,000 is due on February 13, 2013; and

● $60,000 is due on February 13, 2014

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

February 29, 2012

Unaudited

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

The Company has assets measured at fair market value on a recurring basis. Consequently, the Company had gains and losses reported in the statement of comprehensive income (loss), that were attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended February 29, 2012.

The following is the Company’s assets measured at fair value on a nonrecurring basis at February 29, 2012 and February 28, 2011, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	February 29, 2012	February 28, 2011
Level 1 – None	$-	$-
Level 2 – Marketable Securities	195,000	-
Level 3 – None	-	-
Total	$195,000	$-

The carrying amounts reported in the balance sheet for available for sale securities, prepaid expenses, accounts payable and accrued expenses, notes payable and convertible debt, approximate fair value based on the short-term nature of these instruments.

Note 12 Subsequent Events

During March and April 2012, the Company’s Chief Executive Officer advanced $22,000. The loans bear interest at 4%, are unsecured and due on demand.

On March 26, 2012, the Company entered into a consulting advisory agreement. The Company is required to pay a fee of 150,000 shares of common stock, having a fair value of $97,500 ($0.65/share), based upon the quoted closing trading price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934.  In  some  cases, you can  identify  forward-looking statements by terminology such  as "may",  "should", "intends", "expects", "plans", "anticipates", "believes",  "estimates", "predicts", "potential", or  "continue"  or  the  negative of  these  terms  or  other  comparable terminology.  We intend that such forward-looking statements be subject to the safe harbors for such statements.  We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Any forward-looking statements represent management’s best judgment as to what may occur in the future.  However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Unless the context otherwise requires, The "Company", "we," "us," and "our," refer to (i) BioPower Operations Corporation.; (ii) BioPower Corporation (“BC”), (iii) Green Oil Plantations Americas, Inc. (“GOP”), and (iv) Global Energy Crops Corporation (GECC) .

Overview

BioPower Corporation was incorporated September 13, 2010, in the State of Florida and re-domiciled as BioPower Operations Corporation which was incorporated in the State of Nevada on January 5, 2011.

We are a development stage company and have not yet generated or realized any revenues from planned and principal operations. This means there is substantial doubt that we can continue as an on-going business for the next twelve (12) months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues from planned and principal operations and no such revenues are anticipated until we begin marketing our products to customers. Accordingly, we must raise cash from sources other than revenues generated such as from the proceeds of loans, sale of common shares and advances from related parties.

From inception (September 13, 2010) to February 29, 2012, the company's business operations have primarily been focused on developing our business plan, developing potential products and a biomass project, preparing the S-1 and raising money.

Castor Project

The Company has begun the process to obtain financing for a castor plantation and milling operation to supply castor oil to the U.S.A. and/or international marketplace. We have located a hybrid seed that should result in high yields per acre. We have identified unique growing protocols that also may enhance the yield of seed thus oil by weight. We have identified engineering firms to prepare both general and site specific engineering for permitting and construction purposes. We have identified the mill equipment to process the seed into oil and the agricultural equipment required to facilitate the growing protocols that have been identified. We are currently working on the development of a long-term (greater than one year) purchase agreement for the sale of castor oil. Although we have discussed various potential sites in the center of Florida, we have not made a final determination of the specific location.

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

In addition, at this time we are also in discussions for a potential castor project in South America.

There can be no assurance the above Castor Project will ever be achieved.

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect that we will require additional capital to meet our operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Ended February 29, 2012 Compared to the Three Months Ended February 28, 2011

The following analysis reflects the consolidated results of operations of BioPower Operations Corporation and its subsidiaries.

2012	BioPower Operations Corporation	BioPower Corporation	Green Energy Crops Corporation	Green Oils Plantation USA Corporation	Total
Revenue	$253,500	$-	$-	$-	$253,500
Cost of sales	$0	$-	$-	$-	$0
Gross profit	$253,500	$-	$-	$-	$253,500
Operating expenses	$202,162	$17,902	$-	$-	$220,064
Depreciation and amortization	$2,627	$-	$-	$-	$2,627
Interest expense	$30,754	$15	$-	$-	$30,769
Net income (loss)	$17,957	$(17,917)	$-	$-	$40

2011	BioPower Operations Corporation		BioPower Corporation	Green Energy Crops Corporation	Green Oils Plantation USA Corporation	Total
Revenue		$-	$-	$-	$-	$-
Cost of sales		$-	$-	$-	$-	$-
Gross profit		$-	$-	$-	$-	$-
Operating expenses		$231,789	$20,162	$-	$-	$251,951
Depreciation and amortization	$		$-	$-	$-	$-
Interest expense		$6	$208	$-	$-	$214
Net income (loss)		$(231,795)	$(20,370)	$-	$-	$(252,165)

Three Months Ended February 29, 2012 compared to the Three Months Ended February 29, 2011

The following analysis reflects the consolidated results of operations of BioPower Operations Corporation and its subsidiaries.

Net Revenues. Net revenues were $253,500 for the three month period ended February 29, 2012 compared to $0 for the three month comparable period in 2011for an increase of $253,500. This increase was due to a non-core business consulting agreement paid in stock and valued at the date of agreement.

Cost of Sales. There is no cost of sales as operations have not commenced.

Operating Expenses and Depreciation. Operating expenses and depreciation for the three month period ended February 29, 2012 of $222 691 decreased $29,260(12%) as compared with $251,951 for the three month comparable period ended in 2011.The table below details the components of operating expense, as well as the dollar and percentage changes for the three-month periods ended February 29, 2012 and February 28, 2011.

General and administrative expenses primarily consist of development costs, corporate overhead, accrued payroll and payroll taxes, financial and administrative contracted services for professional fees including legal and accounting, SEC filing fees, insurance and stock based compensation.

	Three Months Ended February 29 and 28,
	2012	2011	$ Change	% Change
Wage and wage related costs	$151,112	$77,318	$73,794	95%
Professional fees	18,768	162,801	(144,033)	(88)%
Insurance costs	15,966	-0-	15,966	-
Rent – building and equipment	11,014	-0-	11,014	-
Travel and related	16,148	4,638	11,510	248%
Miscellaneous expenses	7,055	7,194	(139)	(2)%
Depreciation and amortization	2,627	-0-	2,627	-

Total Operating Exp. & Depreciation	$222,690	$251,951	$29,261	(12)%

Wage and wage related costs, which includes salaries, commissions, taxes and benefits, increased $73,794(95%), in 2012, which includes three month’s compensation for Ms. Nelson and Messrs. Kohn and Shepherd and an executive assistant as compared with 2011 which includes two months compensation for Directors and Executives Robert Kohn and Bonnie Nelson who commenced their employment January 1, 2011 and one month’s compensation for President & COO Dale Shepherd who commenced his employment February 1, 2011.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the three months ended February 29, 2012 versus the same period last year by $144,033 decrease of 88% primarily resulting from a significant decrease in legal and accounting fees incurred in conjunction with the S-1 filing in 2011.

Insurance costs in the three months ended February 29, 2012, were $15,966 compared to $0for the same period in 2011, an increase of $15,966. The increase is attributed to directors’ and officers’ liability insurance and insurance on the office and its contents coverage being bound subsequent to February 28, 2011.

Rent was $11,014 for the three months ended February 29, 2012, as compared to $0 for the same period in 2011, an increase of $11,014, due to the Company’s corporate office rental commencing in April 2011.

Travel expense for the three months ended February 29, 2012 of $16,148 compared to the same period for 2011 of $4,638, or an increase of $11,510 (248%) is a result of increased activity related to fund raising and development of projects.

Miscellaneous expense decreased by $ 139 (2%) to $7,055for the three months ended February 29, 2012, as compared to $7,194for the same period in 2011. The decrease is attributable to a mix of increasing and decreases expenses that are not material by nature.

Depreciation and amortization expense in our operating expenses for the three months ended February 29, 2012 of $2,627compared to$0 the same period for 2011 is a result of the amortization of the license and the patents, and depreciation of office equipment in effect or put into service subsequent to February 28, 2011.

Interest Expense. Interest expense for the three months ended February 29, 2012 was $30,769 compared to interest expense of $214 for the same period last year. The increase in interest expense from 2011 of $30,555 is primarily the result of $30,214 of debt discount on the convertible note for the $70,000 loan to the Company from the President and COO, Dale Shepherd.

Net Income (Loss) and Net Income (Loss) per Share.  Net income for the three months ended February 29, 2012 was $40 compared to a net loss of $252,165 for the same period in 2011, for a decreased net loss of $252,205 (100%). Net income per share for the three months ended February 29, 2012was $0.00 compared to a net loss of $0.01per share in the same period for 2011, based on the weighted average shares outstanding of 90,331,648 and 41,114,444, respectively. The decreased net loss for the three months ended February 29, 2012compared to the same period in 2011 arose from the following: (i) increased net revenue of $253,500, (ii) increased wage and wage related costs of $73,794, (iii) decreased professional fees of $144,032, (iv) an increase in insurance costs of $15,966, (v) increased travel and entertainment costs of $11,509, (vi) a decrease in miscellaneous costs of $139, (vii) an increase in rent expense of $11,014, and (ix) an increase in interest expense of $30,555.

Liquidity and Financial Condition

	Three Months Ended
	February 29	February 28
Category	2012	2011

Net cash provided (used) in operating activities	$(83,667)	$(39,128)
Net cash provided (used) in investing activities	0	0
Net cash provided by financing activities	92,500	311,343

Net increase in cash	$8,833	$272,215

Cash Flows from Operating Activities

Net cash used in operating activities was $83,667 for the three month period ended February 29, 2012 as compared with net cash used of $39,128 for the comparable period in 2011 resulting in an increase in cash used of $44,539. The increase in the cash used in operating activities is due to favorable items including a decrease in a net loss of $252,205, an increase in amortization and depreciation of $2,627, a decrease in stock issued for services of $35,000, an increase in amortization of debt discount $30,215, a decrease in warrants issued for services of $60,800, and an increase in accounts payable and accrued liabilities to related parties of $154,581 offset by unfavorable items including an increase in marketable securities of $253,500 received by the Company from a consulting agreement paid in stock, a decrease in accounts payable and accrued liabilities of $134,415, and an increase in prepaid expenses of $453.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $0 for the three months ended February 29, 2012 as compared to $0 for the comparable period in 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended February 29, 2012 cash flows provided by financing activities was $92,500 as compared to $311,343 for the comparable period in 2011. The decrease was a result of less money being received from proceeds from the issuance of common stock offset partially by an increase in loans from related parties. Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings, including through one or more equity or debt financings to fund its operations, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

As of February 29, 2012, our company had a working capital deficit of approximately $488,398.

Cash and Cash Equivalents

Our cash and cash equivalents increased during the three months ended February 29, 2012 by $8,833, compared to an increase in cash and cash equivalents during the same period in 2011 of $272,215. As outlined above, the increase in cash and cash equivalents for the current fiscal period was the result of; (i) cash used by operating activities of $83,667 and (ii) an increase in cash by $92,500 from financing activities.

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(Unaudited)
Category	February 29, 2012	November 30, 2011

Cash and cash equivalents	$14,944	$6,111

Current assets	216,751	12,465
Current liabilities	705,149	550,031
Working capital (deficit)	$(488,398)	$(537,566)

Three Month Period Ended February 29, 2012

At February 29, 2012, we had a working capital deficit of $488,398 compared with a working capital deficit at November 30, 2011 of $537,566 or a decrease in working capital deficit of $49,168 (9%). As of February 29, 2012, we had cash equivalents of $14,944 as compared to $6,111 on November 30, 2011. The increase in cash is the net result of our operating and financing activities outlined above.

As of February 29, 2012, our current assets were $216,751 compared to $12,465 in current assets at November 30, 2011. Current assets were comprised of $14,944 in cash, $195,000 in marketable securities and $6,807 in prepaid expenses at February 29, 2012, and $6,111 in cash and $6,354 in prepaid expenses at November 30, 2011. As at February 29, 2012, our current liabilities were $705,149 compared to $550,031 at November 30, 2011. At February 29, 2012, our current liabilities were comprised of accounts payable and accrued expenses of $668,863, notes payable to related party of $2,500 and related party convertible debt of $33,786 as compared to November 30, 2011 with current liabilities comprised of $546,460 in accounts payable and accrued expenses and related party convertible debt of $3,571.

We are a development stage company whose revenue generating activities have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception. Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations. In addition to raising cash through additional financing activities, we may supplement our future working capital needs through the extension of trade payables and increases in accrued expenses. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

Additional Capital

To the extent that additional capital is raised through the sale of our equity or equity-related securities of our subsidiaries, the issuance of our securities could result in dilution to our stockholders. No assurance can be given that we will have access to the capital markets in the future, or that financing will be available on terms acceptable to satisfy our cash requirements, implement our business strategies, If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial condition could be materially and adversely affected.  We may be required to raise substantial additional funds through other means. We have not begun to receive revenues from our cord projects or services at this point. Management may seek to raise additional capital through one or more equity or debt financings or through bank borrowings.  We cannot assure our stockholders that our technology and products will be commercially accepted or that revenues will be sufficient to fund our operations.

If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our potential projects or products.

PLAN OF OPERATION AND FUNDING

Since inception (September 13, 2010) to February 29, 2012, the Company has incurred a comprehensive loss of $1,028,449 including the start-up, development and administrative costs. We have not yet generated any revenue from planned and principal business operations.

The company incurred expenditures from inception (September 13, 2010) to February 29, 2012 of $1,188,630 for general and administrative costs.

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

Upon  successfully raising  $2,500,000,, the salary obligation to our CEO,  President and Director of Business Strategy  will come  into  effect,  and  any  amounts  accrued to  date,  and  monthly amounts  going forward, will be payable for a period up to one year including accruals.   The initial annual amounts are $200,000, $150,000 and $125,000 respectively.

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

OUR CHALLENGES

Our ability to successfully operate our business and achieve our goals and strategies is subject to numerous challenges and risks including for example:

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

GOING CONCERN

The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended February 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 5, 2012, the Company entered into a non-exclusive agreement with Halcyon Cabot Partners, an investment banking firm, to act as our advisor to raise up to $5,000,000 in capital and $500,000 in the form of a Bridge Loan.  The initial term of the agreement is four months. The Company agreed to pay a retainer fee of $15,000, by issuing 60,000 shares of restricted common stock at $.25 per share. The shares issued are exempt from registration under Sec. 4(2) of the Securities Act of 1933.

In the three months ended February 29, 2012, the Company sold 200,000 shares of common stock to an investor for $50,000. The shares issued are exempt from registration under Sec. 4(2) of the Securities Act of 1933.

The Use of Proceeds was primarily for accounting fees, directors’ and officers’ liability insurance and other general corporate expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION.

No report required.

ITEM 6. Exhibits.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d- 14(a)

32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.*

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 20, 2012	BioPower Operations Corporation

	By:	/s/ Robert D. Kohn
Robert D. Kohn, Chairman and Chief Executive Officer and Chief Financial Officer

