Form 10-Q
period 2012-05-31
Biopower Operations Corp
filed 2012-07-24
CIK 1510832

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Non-accelerated filer ☐(Do not check if a smaller reporting company) Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Common Stock $0.0001. As of July 23, 2012, 90,680,000 shares of common stock of the issuer were outstanding.

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

BIOPOWER OPERATIONS CORPORATION

 (A Developmental Stage Company)

CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of May 31, 2012 (unaudited) and November 30, 2011	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for three and six months ended May 31, 2012 and May 31, 2011 (unaudited), and from September 13 2010 ( inception) to May 31, 2012	2

	Consolidated Statements of Cash Flows for the six months ended May 31, 2012 and May 31, 2011 and from September 13, 2010 (inception) to May 31, 2012 (unaudited)	3

	Consolidated Statement of Stockholders’ Deficit- From September 13, 2010 ( inception ) to May 31, 2012 ( unaudited )	5

	Notes to Consolidated Financial Statements ( unaudited )	8-19

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

ITEM 4.	CONTROLS AND PROCEDURES	27

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	28

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	28

ITEM 3.	DEFAULT UPON SENIOR SECURITIES	28

ITEM 4.	MINE SAFETY DISCLOSURES	28

ITEM 5.	OTHER INFORMATION	28

ITEM 6.	EXHIBITS	28

SIGNATURES		29

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act	29

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes Oxley Act	29

PART I – FINANCIAL INFORMATION

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	May 31, 2012	November 30, 2011
	(Unaudited)
Assets
Current Assets
Cash	$16,466	$6,111
Available-for-sale securities	222,000	-
Prepaid expenses	7,939	6,354
Total Current Assets	246,405	12,465

Equipment - net	21,537	24,313

Other Assets
License - net	243,288	245,795
Security deposit	11,660	11,660
Total Other Assets	254,948	257,455

Total Assets	$522,890	$294,233

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$81,446	$87,775
Accrued expenses - related parties	760,156	458,685
Notes payable - related party	28,500	-
Convertible debt - net	16,667	-
Convertible debt - related party - net	70,000	3,571
Total Current Liabilities	956,769	550,031

Stockholders' Deficit
Preferred stock, $1 par value; 10,000 and 1,000 shares authorized;
1 and none issued and outstanding	1	1
Common stock, $0.0001 par value, 500,000,000 shares authorized;
90,630,000 and 90,280,000 shares issued and outstanding	9,063	9,028
Additional paid-in capital	942,627	705,162
Deficit accumulated during the development stage	(1,354,070)	(969,989)
Other comprehensive loss	(31,500)	-
Total Stockholders' Deficit	(433,879)	(255,798)

Total Liabilities and Stockholders' Deficit	$522,890	$294,233

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,		September 13, 2010 (Inception)
	2012	2011	2012	2011	to May 31, 2012

Revenue	$—	$—	$253,500	$—	$253,500
	.
General and administrative expenses	330,162	221,642	552,852	473,593	1,518,791

Interest expense	53,960	170	84,729	384	88,779

Net loss	$(384,122)	$(221,812)	$(384,081)	$(473,977)	$(1,354,070)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding
during the period - basic and diluted	90,647,609	90,250,000	90,442,295	65,952,198	72,001,390

Comprehensive loss
Net loss	$(384,122)	$(221,812)	$(384,081)	$(473,977)	$(1,354,070)
Unrealized loss on available-for-sale marketable securities	(31,500)	—	(31,500)	—	(31,500)
Comprehensive loss	$(415,622)	$(221,812)	$(415,581)	$(473,977)	$(1,385,570)

 See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended May 31,		September 13, 2010 (Inception)
	2012	2011	to May 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(384,081)	$(473,977)	$(1,354,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of license	2,507	1,699	6,712
Depreciation	2,776	677	6,223
Amortization of debt discount	83,096	—	86,667
Stock issued for services rendered	97,500	50,000	147,500
Warrants issued for services rendered	—	60,800	60,800
Available-for-sale securities received as revenue	(253,500)	—	(253,500)
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Prepaid expenses	(1,585)	(1,768)	(7,939)
Security deposit	—	(11,660)	(11,660)
Increase/(Decrease) in:
Accounts payable and accrued liabilities	(6,329)	256,330	81,446
Accured expenses- related party	301,471	384	760,156
Net Cash Provided By (Used In) Operating Activities	(158,145)	(117,515)	(477,665)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	—	(25,284)	(27,760)
Net Cash Used in Investing Activities	—	(25,284)	(27,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt - related party	40,000	—	70,000
Proceeds from convertible debt	50,000	—	50,000
Proceeds from notes payable - related party	28,500	483	52,381
Repayment of notes payable - related parties	—	(21,410)	(23,881)
Proceeds from issuance of preferred stock	—	1	1
Proceeds from issuance of common stock	50,000	308,389	373,390
Net Cash Provided By Financing Activities	168,500	287,463	521,891

Net Increase in Cash	10,355	144,664	16,466

Cash - Beginning of Period	6,111	20,124	—

Cash - End of Period	$16,466	$164,788	$16,466

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$—	$—	$—
Interest	$—	$—	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for license	$—	$250,000	$250,000
Unrealized loss on available-for-sale securities	$31,500	$—	$31,500
Debt discount recorded on convertible debt	$50,000	$—	$50,000
Debt discount recorded on convertible debt - related party	$40,000	$—	$70,000
Cancellation of common stock - founders	$—	$—	$1

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
From September 13, 2010 (Inception) to May 31, 2012
(Unaudited)

					Additional	Deficit	Accumulated Other	Total
	Preferred Stock, $1 Par Value		Common Stock, $0.0001 Par Value		Paid In	Accumulated during	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Development Stage	Loss	Deficit

Issuance of common stock - founders ($0.0001)	—	$—	10,000	$1	$—	$—	$—	$1

Net loss - September 13, 2010 (Inception) to November 30, 2010	—	—	—	—	—	(1,334)		(1,334)

Balance - November 30, 2010	—	—	10,000	1	—	(1,334)	—	(1,333)

Cancellation of common stock - founders	—	—	(10,000)	(1)	—	—	—	(1)

Issuance of preferred stock - founders ($1/share)	1	1	—	—	—	—	—	1

Issuance of common stock - founders ($0.0001/share)	—	—	32,500,000	3,250	—	—	—	3,250

Issuance of common stock - related parties ($0.0001/share)	—	—	12,300,000	1,230	—	—	—	1,230

Issuance of common stock ($0.0001/share)	—	—	39,100,000	3,910	—	—	—	3,910

Issuance of common stock ($0.25/share)	—	—	1,200,000	120	299,880	—	—	300,000

Issuance of common stock ($0.50/share)	—	—	30,000	3	14,997	—	—	15,000

Issuance of common stock for services rendered ($0.012/share)	—	—	4,150,000	415	49,585	—	—	50,000

Issuance of common stock for license ($0.25/share)	—	—	1,000,000	100	249,900	—	—	250,000

Warrants issued for services rendered	—	—	—	—	60,800	—	—	60,800

Debt discount - related party	—	—	—	—	30,000	—	—	30,000

Net loss for the year ended November 30, 2011	—	—	—	—	—	(968,655)	—	(968,655)

Balance - November 30, 2011	1	1	90,280,000	9,028	705,162	(969,989)	—	(255,798)

Issuance of common stock ($0.25/share)	—	—	200,000	20	49,980	—	—	50,000

Issuance of common stock for services rendered ($0.65/share)	—	—	150,000	15	97,485	—	—	97,500

Debt discount - related party	—	—	—	—	40,000	—	—	40,000

Debt discount	—	—	—	—	50,000	—	—	50,000

Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	—	(31,500)	(31,500)

Net income for the six months ended May 31, 2012	—	—	—	—	—	(384,081)	—	(384,081)

Balance - May 31, 2012	1	$1	90,630,000	$9,063	$942,627	$(1,354,070)	$(31,500)	$(433,879)

 See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Financial Statements

May 31, 2012

(Unaudited)

CONTENTS

                                                                                                                                             Page(s)

Consolidated Balance Sheets –

 May 31, 2012 (Unaudited) and November 30, 2011                                                                         1

Consolidated Statements of Operations –

Three and Six Months Ended May 31, 2012 and 2011, and from

September 13, 2010 (Inception) to May 31, 2012 (Unaudited)                                                            2

Consolidated Statements of Cash Flows –

Six Months Ended May 31, 2012 and 2011, and from

September 13, 2010 (Inception) to May 31, 2012 (Unaudited)                                                           3

Consolidated Statement of Stockholders’ Deficit –

From September 13, 2010 (Inception) to May 31, 2012 (Unaudited)                                                  5

Notes to Consolidated Financial Statements (Unaudited)                                                                   8-19

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended May 31, 2012, are not necessarily indicative of results for the full fiscal year.

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

Such estimates for the periods ended May 31, 2012 and 2011, and assumptions affect, among others, the following:

•	fair value of share based payments,

•	carrying value, useful lives and related impairment of equipment and intangible assets; and

•	valuation allowance for deferred tax assets, due to continuing and expected future losses

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company had no cash equivalents at May 31, 2012 and August 31,2011.

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

The composition of the Company’s investments at May 31, 2012, classified as current assets, is as follows:

	Cost	Fair Value	Unrealized Loss
Common stocks	$253,500	$222,000	$31,500
Total available for sale securities	$253,500	$222,000	$31,500

Investment income for the six months ended May 31, 2012 and 2011 is as follows:

	2012	2011
Gross realized gains from sale of available for sale securities	$-	$-
Gross realized losses from sale of available for sale securities	-	-
Dividend income	-	-
Net unrealized holding gain (loss)	(31,500)	—
Net investment income (loss)	$(31,500)	$—

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

The Company has not recorded any impairment losses as of May 31, 2012 and 2011 respectively

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

Equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  There were no impairment charges taken during the periods ended May 31, 2012 and 2011.

Intangible Assets

Identifiable intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of potential impairment exist. Also see Note 7 regarding license agreement.

Investment in Joint Venture

The Company has entered into a Joint Venture with a third party to engage in the business of becoming an independent medical & health network for hospitals, physicians, outpatient and urgent care centers, dental care, vision care, insurance companies, alternative medicine, medical tourism, pharmaceutical companies, vendors and patients. The Company owns fifty percent of the joint venture and has recorded its investment on the equity basis of accounting. The Company’s proportionate share of expenses incurred by the Joint Venture will be charged to the statement of operations and adjusted against the Investment in Joint Venture. Losses from the Joint Venture are only recognized until the investment in the Joint Venture is reduced to zero. Losses in excess of the investment must be restored from future profits before the Company can recognize its proportionate share of profits. See Note 12. The Joint Venture was formally contributed on June 8, 2012. As of May 31 2012, the Joint Venture had no activity.

Beneficial Conversion Feature and Debt Discount

For conventional convertible debt where the rate of conversion is below market value at the date of agreement , the Company records a “beneficial conversion feature” (“BCF”) and related debt discount.

When the Company records a BCF the relative fair value of the BCF would be recorded as a debt discount against the face amount of the respective debt instrument. The discount would be amortized to interest expense over the life of the debt. When a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

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

Once determined derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

Share-based payments

The Company recognizes all forms of share-based payments, including stock option grants, warrants, and restricted stock grants at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

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

When computing fair value, the Company may consider the following variables:

•	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

•	The Company has not paid any dividends on common stock since inception and does not anticipate paying dividends on its common stock in the near future.

•	The expected option term is computed using the “simplified” method as permitted under the provisions of Staff Accounting Bulletin (“SAB”) 107. SAB 107’s guidance was extended indefinitely by SAB 110.

•	The expected volatility is based on the historical volatility of the Company’s common stock, based on the daily quoted closing trading prices.

•	The forfeiture rate is based on the historical forfeiture rate for unvested stock options

Earnings per share

Basic earnings (loss) per share are computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

Since the Company reflected a net loss in 2012 and 2011, considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

The Company has the following potential common stock equivalents at May 31, 2012 and 2011:

	May 31,2012	May 31,2011

Warrants (1)		1,000,000
Convertible debt	200,000	-
Convertible Debt-related Party	280,000	-
Total common stock equivalents	480,000	1,000,000
(1) On Janurary 11,2012, the 1,000,000 warrants expired unexercised.

Recent Accounting Pronouncements

There are no new accounting pronouncements that are expected to have any material impact on the Company’s consolidated financial statements.

Note 3 Going Concern

As reflected in the accompanying consolidated financial statements, the Company had net cash loss of $384,081 and net cash used in operations of $158,145 for the six months ended May 31, 2012; and a working capital deficit of $710,364 and a stockholders’ deficit of $433,879 at May 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 Equipment

At May 31, 2012 and November 30, 2011, equipment consists of the following:

	2012	2011	Estimated Useful Life
Computer Equipment	$27,760	$27,760	5 years
Less: Accumulated depreciation	(6,223)	(3,447)
Equipment, net	$21,537	$24,313

Note 5 Notes Payable – Related Parties

(A)	Period Ended November 30, 2010

During November 2010, the Company’s Chief Executive Officer advanced $10,927. The loan bears interest at 4%, is unsecured and due on demand.

During November 2010, a Company Director advanced $10,000. The loan bears interest at 4%, is unsecured and due on demand.

(B)	Year Ended November 30, 2011

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

As of November 30, 2011, the Company owed $479 in accrued interest, which has been recorded as a component of accounts payable and accrued expenses.

(C)	Six Months Ended May 31, 2012

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

During March 2012, the Company’s Chief Executive Officer advanced $17,000. The loan bears interest at 4%, is unsecured and due on demand.

During April 2012, the Company’s Chief Executive Officer advanced $9,000. The loan bears interest at 4%, is unsecured and due on demand.

During April 2012, a third party investor advanced $25,000. The loan bears interest at 4%, is unsecured and due on July 31, 2012. The lender may convert the loan into 100,000 restricted shares of the Company at $0.25 per share. The Company has determined that this is conventional convertible debt, with a BCF. See Note 5(D).

During May 2012, a third party investor advanced $25,000. The loan bears interest at 4%, is unsecured and due on July 31, 2012. The lender may convert the loan into 100,000 restricted shares of the Company at $0.25 per share. The Company has determined that this is conventional convertible debt, with a BCF. See Note 5(D).

During June 2012, the Company’s Chief Executive Officer advanced $1,000. The loan bears interest at 4%, is unsecured and due on demand.

As of May 31, 2012, the Company owes $2,106 in accrued interest, which has been recorded as a component of accounts payable and accrued expenses.

(D) Debt Discount

At May 31, 2012 and November 30, 2011, the Company recorded debt discounts of $120,000 and $30,000, respectively.

As a component of the computation for BCF, the Company’s market price was determined based upon the quoted trading price (once publicly traded in February 2012) or based upon recent third party cash offerings at the date of issuance (prior to February 2012). Based upon recent third part cash offerings at the date of issuance (prior to February 2012).

At May 31, 2012, the Company amortized $86,667 in debt discount.

The following is a summary of the Company’s convertible debt at May 31, 2012 and November 30, 2011.

	2012	2011
Convertible Debt	$ 50,000	$ 30,000
Convertible Debt-Related Party	70,000	0
Debt Discount	(120,000)	(30,000)
Amortization of Debt Discount	16,667	3,571
Amortization of Debt Discount- Related Party	70,000	0
Convertible Debt – Net	$ 86,667	$ 3,571

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

(B)	Common Stock

In 2011, the Company issued the following shares for cash and services:

Type	Quantity	Valuation	Range of Value per share
Cash	40,330,000	$318,910	$0.0001 – 0.50
Cash – related parties	44,800,000	4,480	$0.0001
License agreement (1)	1,000,000	250,000	$0.25
Services rendered (2)	4,150,000	50,000	$0.012
Total	90,280,000	$623,390	$0.0001 - $0.50

During the six months ended May 31, 2012, the Company issued the following shares for cash and services:

Type	Quantity	Valuation	Range of Value per share
Cash	200,000	$50,000	$0.25
Services rendered	150,000	97,500	$0.65
Total	350,000	$147,500	$0.25-0.65

(1) See Note 7(B)

(2) In connection with the stock issued for services rendered, the Company determined fair value based upon the value of the services provided, which was the most readily available evidence.

(C)	Warrants

On January 11, 2011, the Company issued 1-year warrants for 1,000,000 shares with a consultant, with an exercise price of $1 per share. The warrants were granted for services rendered. The warrants had a fair value of $60,800, based upon the Black-Scholes option-pricing model. The Company used the following weighted average assumptions:

Expected dividends			0%
Expected volatility			150%
Expected term			1 year
Risk free interest rate			0.28%
Expected forfeitures			0%

			Weighted Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Life in	Intrinsic
	Warrants	Price	Years	Value
Balance - November 30, 2011	1,000,000	$1.00
Granted	-	-
Forfeited/Cancelled (1)	(1,000,000)	-
Exercised	-	-
Balance – May 31, 2012 – outstanding	-	$-		-
Balance – May 31, 2012 – exercisable	-	$-	-	-

(1)	On January 11, 2012, the 1,000,000 warrants expired unexercised.

Note 7 Related Party Transactions

(A) License Agreement – Former Affiliate of Chief Executive Officer

On November 30, 2010, the Company entered into an exclusive license agreement with Clenergen Corporation that is a former affiliate of the Company’s Chief Executive Officer. The license gives the Company the right to utilize Intellectual Property rights (“IP”) and technology licenses to produce high-density short rotation biomass energy crops on an exclusive basis in the United States, Central America, Mexico, and Guam excluding Cuba in perpetuity.

(B) Stock issued for license

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
3% of the second $50,000,000 of gross revenue; and
1% of anything in excess of $100,000,000

If the Green Oil charges a lesser percentage to another entity, then the first $50,000,000 will be decreased to the lowest percentage charged.

No such transactions have occurred as of November 30, 2011 and through July 20, 2012.

As of May 31, 2012 and November 30, 2011 the license is summarized as follows:

	2012	2011
License	$250,000	$250,000
Accumulated Amortization	(6,712)	(4,205)
License – Net	$243,288	245,795

Amortization expense for the fiscal years is as follows:

Year Ending November 30,	Amount
2012 (remaining 6 months)	$2,500
2013	5,000
2014	5,000
2015	5,000
2016	5,000
Thereafter	220,788
Total	$243,288

Note 8 Formation of Subsidiaries

On January 14, 2011, the Company formed Global Energy Crops Corporation (“GECC”), a 100% wholly owned subsidiary. GECC intends to:

-	Seek financing from US aid and similar organizations for energy crop growing projects in third world countries for the conversion to electricity and biofuels,

-	Joint venture with both international and smaller technology companies who are currently producing electricity and biofuels wherein GECC intends to provide biomass feedstock, and

-	Execute supply chain contracts with major buyers of energy crop products including electricity and biofuels.

On January 27, 2011, the Company formed Green Oil Plantations Americas, Inc. (“Green Oil”), a 100% wholly owned subsidiary as the operating company for the exclusive license agreement with Green Oil Plantations, Ltd. (See Note 7(B))

Both of the above subsidiaries are currently inactive except for their formation.

Note 9 Commitments and Contingencies

Commitments

(A) Lease Agreement

On March 18, 2011, the Company entered into a 26-month lease that commenced on April 1, 2011 and will expire on May 31, 2013. The Company’s monthly lease payment of $4,150 commenced on July 1, 2011. The Company will amortize rent expense on a straight-line basis over the occupancy period.

Rent expense was $22,029 and $7,343 for the six months ended May 31, 2012 and 2011, respectively.

Deferred rent payable (component of accounts payable and accrued expenses) at May 31, 2012 and August 31, 2011 was $5,747 and $8,622 respectively. Deferred rent payable is the sum of the difference between the monthly rent payment and the monthly rent expense of an operating lease that contains escalated payments in future periods.

(B) Consulting Agreements

On January 5, 2012, the Company entered into a consulting agreement for financing. The Company paid a retainer of $15,000 by issuing 60,000 shares of restricted common stock at $0.25 per share. The fair value of the Company’s common stock was based upon third party cash offerings at that time. The Company expensed this issuance as a component of general and administrative expenses.

On March 26, 2012, the Company entered into a consulting advisory agreement. The Company paid a fee of 150,000 shares of common stock, having a fair value of $97,500 ($0.65/share), based upon the quoted closing trading price.

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

Note 10 Revenue - other

On February 13, 2012, the Company was engaged by a third party to provide consulting services; The Company earns fees that may be paid in cash or stock as follows:

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

• Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

• Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company has assets measured at fair market value on a recurring basis. Consequently, the Company had gains and losses reported in the statement of comprehensive income (loss), that were attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended May 31, 2012.

The following is the Company’s assets measured at fair value at May 31, 2012 and November 30, 2011.

May 31, 2012
Level 1 – None	$—
Level 2- Available for sale Securities	222,000
Level 3 – None	—
Total	$222,000

The carrying amounts reported in the balance sheet for available for sale securities, prepaid expenses, accounts payable and accrued expenses, notes payable and convertible debt, approximate fair value based on the short-term nature of these instruments.

Note 12 Subsequent Events

On June 7, 2012, the Company issued 50,000 shares of common stock to the Chairman of the Audit Committee for services rendered, having a fair value of $11,000 ($0.22/share), based upon the quoted closing trading price.

On June 8, 2012, the Company’s Chief Executive Officer contributed 100% of his member interest in FTZ Exchange, LLC, which became a 100% wholly owned subsidiary, to the Company for no consideration. The transaction is accounted for as contributed capital from the related party having a fair value of $10,000 which is represented the net assets of the contributed entity.

FTZ combines on-line and off-line commercial trade strategies with transaction fee based revenue models to create internet exchanges to sell or source products and services to business to business (B2B), business to consumer (B2C) and government communities. There have been no transactions to date other than the formation of FTZ and the entities below.

FTZ is parent to the following entities. FTZ currently owns 50% of the Qx Health Exchange with Quture, Inc. (“TCLN”).  This exchange is for the sale of quality health products and services for the communities of health product manufacturers, insurance companies, hospitals, physicians, healthcare providers, medical tourism and patients. The Qx health Exchange has no transactions to date. The association with the QX Health Exchange is being treated as a joint venture.

FTZ also owns 100% of FTZ Energy Exchange Corporation. FTZ Energy Exchange is currently inactive.

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

From inception (September 13, 2010) to May 31, 2012, the company's business operations have primarily been focused on developing our business plan, developing potential products and biomass projects, becoming a trading public company through an S-1 registration statement and raising money.

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

There can be no assurance the above Castor Projects will ever be achieved.

Other Niche Market Technologies

Our experienced management team has been reviewing and doing due diligence for biomass products and processes that we believe will provide short term revenue and profitability for the Company. We review business plans and technologies to determine if they meet our potential short-term goals and criteria. There can be no assurance that the Company will ever successfully commence any of the above.

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

Three Months Ended May 31, 2012 Compared to the Three Months Ended May 31, 2011

The following analysis reflects the consolidated results of operations of BioPower Operations Corporation and its subsidiaries.

Consolidated Statement of Income
	Three Months Ended
	May 31,		Increase
(Dollars)	2012	2011	(Decrease)
Net Sales	$0	$0	$0
Cost of sales	0	0	0
General and administrative expenses	$327,506	$219,266	$108,240
Depreciation and amortization	2,656	2,376	280
Interest expense	53,960	170	53,790
Net loss	$(384,122)	$(221,812)	$(162,310)

Neither Net Sales nor Cost of Sales was realized during either three month period.

Operating Expenses and Depreciation. Operating expenses and depreciation for the three month period ended May 31, 2012 of $327,506 increased $108,240 as compared with $219,266 for the three month comparable period ended in 2011.

              General and administrative expenses primarily consist of development costs, corporate overhead, accrued payroll and payroll taxes, financial and administrative contracted services for professional fees including legal and accounting, SEC filing fees, insurance and stock based compensation.

     Wage and wage related costs which include salaries, commissions, taxes and benefits, increased $10,418 (7%), in as much as three ended May 31, 2012 includes three month’s compensation for Ms. Nelson and Messrs. Kohn and Shepherd and an executive assistant as compared with 2011 which includes three months compensation for Ms. Nelson and Messrs. Kohn and Shepherd and two months’ compensation for an executive assistant.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees increased for the three months ended May 31, 2012 versus the same period last year by $88,564 for an increase of 310% primarily resulting from a significant increase in consulting fees incurred in conjunction with the engagement of investment banking firms for fund raising and paid in restricted common stock at fair market value.

Insurance costs for the three months ended May 31, 2012, were $15,977 compared to $403 for the same period in 2011, an increase of $15,574 attributable to the cost of directors’ and officers’ liability insurance in 2012 which was not in effect in 2011.

Rent was $11,014 an increase of 45% for the three months ended May 31, 2012, as compared to $7,597 for the same period in 2011, due to the Company’s corporate office rental commencing in April 2011 resulting in two months’ cost in 2011 as compared with three months’ cost in 2012.

Travel expense for the three months ended May 31, 2012 of $16,051 as compared with the same period for 2011 of $23,182 for a decrease of $7,130 (31%) is a result of international travel associated with our licensed technologies in 2011 that was not repeated during the same period of 2012.

Miscellaneous expense decreased by $2,606 (18%) to $12,072 for the three months ended May 31, 2012, as compared to $14,678 for the same period in 2011. The decrease is attributable to a mix of increasing and decreases expenses that are not material in aggregate.

Depreciation and amortization expense increased marginally to $2,656 for the three months ended May 31, 2012 as compared with $2,376 for the same period of 2011 as a result of the timing of acquisition of computer equipment during the start-up of our operations in 2011.

Interest Expense increased significantly from $170 in 2011 as compared with $53,960 for the three month period in 2012. This is primarily attributable to the debt discount on the convertible note for the $70,000 loan to the Company from the President and COO, Dale Shepherd.

Net (Loss) and Net (Loss) per Share.  Net Loss for the three months ended May 31, 2012 was $384,122 as compared with $221,812 for the same period in 2011, for an increase in net loss of $162,310 . The increased net loss for the three months ended May 31, 2012 as compared with the same period in 2011 arose primarily from the timing differences from 2011 when we started our operations as compared with three full months of operations in the comparable period in 2012. In addition there were loans to the company in the comparable 2012 period with discounting treatment that resulted in an increase in recorded interest cost. Key account changes for the three month comparative period include (i) increased professional fees of $88,564, (ii) increased interest costs of $53,790 and (iii) increased insurance costs of $15,574.

Six Months Ended May 31, 2012 compared to the Six Months Ended May 31, 2011

The following analysis reflects the consolidated results of operations of BioPower Operations Corporation and its subsidiaries.

Consolidated Statement of income

	Six Months Ended May 31 ,
			(Decrease)
( Dollars)	2012	2011	Increase
Net Sales	$253,500	$—	$253,500
Cost of sales	—	—	—
General and administrative expenses	$547,569	$471,218	$76,351
Depreciation and amortization	5,283	2,375	2,908
Interest expense	84,729	384	84,345
Net loss	$(384,081)	(473,977)	89,896

Net Revenues. Net revenues were $253,500 for the six month period ended May 31, 2012 compared to $0 for the six month comparable period in 2011 for an increase of $253,500. This increase was due to a non-core business consulting agreement paid in stock and valued at the date of agreement during the December to February quarter.

Cost of Sales. There is no cost of sales as operations have not commenced.

Operating Expenses and Depreciation. Operating expenses and depreciation for the six month period ended May 31, 2012 of $552,852 increased $79,259 as compared with $473,593 for the six month comparable period ended in 2011.

      General and administrative expenses primarily consist of development costs, corporate overhead, accrued payroll and payroll taxes, financial and administrative contracted services for professional fees including legal and accounting, SEC filing fees, insurance and stock based compensation.

Wage and wage related costs which include salaries, commissions, taxes and benefits, increased $82,835 (37%), inasmuch as six months 2012 includes six month’s compensation for Ms. Nelson and Messrs. Kohn and Shepherd and an executive assistant as compared with the same start-up period in 2011 which includes five months compensation for Ms. Nelson and Mr. Kohn, four months’ compensation for Mr. Shepherd and two months compensation for an executive assistant.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the six months ended May 31, 2012 versus the same period last year by $39,968, a decrease of 23% primarily resulting from a significant decrease in legal and accounting fees incurred in conjunction with the S-1 filing in 2011, offset partially by increased fundraising costs for the engagement of investment banking firms in the March through May period of 2012.

Insurance costs in the six months ended May 31, 2012, were $31,943 compared to $403 for the same period in 2011, an increase of $31,540. The increase is attributed primarily to directors’ and officers’ liability insurance (D&O) being bound effective August 2011 with no such D&O cost in the comparable 2011 period.

Rent was $22,029 through May 31, 2012 (six months’ rental cost) an increase of $14,432 as compared with $7,597 for the six months ended May 31, 2011(two months’ rental cost) due to the Company’s corporate office rental commencing in April 2011.

Travel expense for the six months ended May 31, 2012 of $32,198 as compared to the same period for 2011 of $27,820, or an increase of $4,378 (16%) is a result of continued activity related to fund raising and development of projects.

Miscellaneous expense decreased by $16,868 (45%) to $20,504 for the six months ended May 31, 2012, as compared with $37,372 for the same period in 2011. The decrease is attributable to a mix of increasing and decreases expenses that are not material by nature.

Depreciation and amortization expense in our operating expenses for the six months ended May 31, 2012 of $5,283 compared to $2,376 the same period for 2011 as a result primarily due to the timing of the acquisition of assets during the start-up phase of the business.

Interest Expense for the six months ended May 31, 2012 was $84,729 as compared with interest expense of $384 for the same period last year. The increase in interest expense is primarily the result of debt discount on the convertible note for the $70,000 loan to the Company from the President and COO, Dale Shepherd.

  Net loss for the six months ended May 31, 2012 was $384,081 as compared with $473,977 for the same period in 2011, for a decreased net loss of $89,896. The decreased net loss for the six months ended May 31, 2012 compared to the same period in 2011 arose primarily from the consulting revenue of $253,500 realized in the December to February quarter of 2012 and reduced professional fees of $39,968 offset partially by (i) increased wage and wage related costs of $82,835, (ii) increased interest costs of $84,345, (iii) increased insurance costs of $31,540 and (iv) increased rent costs of $14,432.

Liquidity and Financial Condition

	Six Months Ended
	May 31	May 31
Category	2012	2011

Net cash provided (used) in operating activities	$(158,145)	$(117,515)
Net cash provided (used) in investing activities	0	(25,284)
Net cash provided by financing activities	168,500	287,463

Net increase (decrease) in cash	$10,355	$144,664

Cash Flows from Operating Activities

Net cash used in operating activities was $158,145 for the six month period ended May 31, 2012 as compared with net cash used of $117,515 for the comparable period in 2011 resulting in an increase in cash used of $40,630. The increase in the cash used in operating activities is due to a decrease in net loss of $89,896, an increase in depreciation of $2,099, a increase in stock issued for services of $47,500, an increase in amortization of debt discount $83,096, a decrease in warrants issued for services of $60,800, an increase in accrued expenses to related parties of $301,087 a decrease in accounts payable and accrued liabilities of $262,659 and an increase in prepaid expenses of $183 and an increase in availiable-for-sale securities received as revenue of $253,500.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $0 for the six months ended May 31, 2012 as compared to $25,284 for the comparable period in 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended May 31, 2012 cash flows provided by financing activities was $168,500 as compared to $287,463 for the comparable period in 2011. The decrease was a result of less money being received from proceeds from the issuance of common stock and an increase in loans. Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings, including through one or more equity or debt financings to fund its operations, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

As of May 31, 2012, our company had a working capital deficit of approximately $710,364.

Cash and Cash Equivalents

Our cash increased during the six months ended May 31, 2012 by $10,355, compared to an increase in cash during the same period in 2011 of $144,664. As outlined above, the increase in cash for the current fiscal period was the result of; (i) cash used in operating activities of $117,515, (ii) cash used in investing activities of $0, and (iii) an increase in cash by $168,500 from financing activities.

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(Unaudited)
Category	May 31, 2012	November 30, 2011

Cash	$ 16,466	$ 6,111

Current assets	246,405	12,465
Current liabilities	956,769	550,031
Working capital (deficit)	$ (710,0364)	$ (537,566)

Six Month Period Ended May 31, 2012

At May 31, 2012, we had a working capital deficit of $710,364 compared with a working capital deficit at November 30, 2011 of $537,566 or an increase in working capital deficit of $172,798 . As of May 31, 2012 we had cash of $16,466 as compared to $6,111 on November 30, 2011. The increase in cash is the net result of our operating, investing and financing activities outlined above.

As of May 31, 2012, our current assets were $246,405 compared to $12,465 in current assets at November 30, 2011. Current assets were comprised of $16,466 in cash, $222,000 in marketable securities and $7,939 in prepaid expenses at May 31, 2012, and $6,111 in cash and $6,354 in prepaid expenses at November 30, 2011. As at May 31, 2012, our current liabilities were $956,769 compared to $550,031 at November 30, 2011. At May 31, 2012, our current liabilities were comprised of accounts payable and accrued expenses of $81,446, accrued expenses related parties of $760,156, notes payable to related party of $28,500, net convertible debt of 16,667 and net related party convertible debt of $70,000 as compared to November 30, 2011 with current liabilities comprised of $87,775 in accounts payable, accrued expenses, related parties $ 458,685 accrued expenses and net related party convertible debt of $3,571.

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

Additional Capital

To the extent that additional capital is raised through the sale of our equity or equity-related securities of our subsidiaries, the issuance of our securities could result in dilution to our stockholders. No assurance can be given that we will have access to the capital markets in the future, or that financing will be available on terms acceptable to satisfy our cash requirements, implement our business strategies. If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial condition could be materially and adversely affected.  We may be required to raise substantial additional funds through other means. We have not begun to receive revenues from our cord projects or services at this point. Management may seek to raise additional capital through one or more equity or debt financings or through bank borrowings.  We cannot assure our stockholders that our technology and products will be commercially accepted or that revenues will be sufficient to fund our operations.

If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our potential projects or products.

PLAN OF OPERATION AND FUNDING

            Since inception (September 13, 2010) to May 31, 2012, the Company has incurred a total of $1,518,791 plus interest expense of $88,799 on the start-up, development and administrative costs. We have not yet generated any revenue from business operations.

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

           In addition, we have been in discussions for a potential biomass project in South America.

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

           Our long-term strategy, is to develop our core biomass projects yielding net cash flow from operations from the production of bio-oils, biofuels, fertilizer or other products.

           We intend to operate our Company through four wholly-owned subsidiaries, FTZ Exchange, LLC, BioPower Corporation, Global Energy Crops Corporation and Green Oil Plantations Americas Inc.  Other subsidiaries may be formed as required to operate the Company.

We estimate our maximum operating expenses and working capital requirements for the next twelve month period to be as follows:

Business development costs for biomass operations	$$3,250,000
Management and Consulting	825,000
General and Administrative	925,000
Total	$5,000,000

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

FTZ Exchange LLC.

Subsequent to May 31, 2012 our CEO contributed 100% of the FTZ Exchange LLC. to the Company. The FTZ Exchange, LLC is a licensing company that licenses business know-how and technology to build transaction fee based exchanges for the sale of products and services in vertical markets. FTZ’s first license is a joint venture to form the Qx Health Exchange with Quture, Inc. FTZ owns 50% of the Qx Health Exchange. Our FTZ strategy is to build or license many exchanges in joint venture or to launch exchanges that are 100% Company owned. We intend to launch an Energy Exchange which can sell energy related products and services globally. Some of these products will include energy credits, as previously mentioned in our S-1, biofuels, bio-oils and commodities including oil, gas, electric and many other energy related products and services.

The Company intends to raise money for the exchanges by selling stock in the exchanges versus selling common stock of BioPower so that we will not directly dilute the Company’s shareholders. The Company believes that each exchange will establish its own value and therefore the dilution for each exchange will be dictated by its value.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended May 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 5, 2012, the Company entered into a non-exclusive agreement with Halcyon Cabot Partners, an investment banking firm, to act as our advisor to raise up to $5,000,000 in capital and $500,000 in the form of a Bridge Loan.  The initial term of the agreement was four months. The Company agreed to pay a retainer fee of $15,000, by issuing 60,000 shares of restricted common stock at $.25 per share. The shares issued are exempt from registration under Sec. 4(2) of the Securities Act of 1933. The Company has notified Halcyon that they failed to provide the services in the agreement and therefore the Company does not owe the 60,000 shares.

On February 22, 2012 a shareholder purchased 200,000 shares of restricted common stock at $.25 per share. The shares issued are exempt from registration under Sec. 4(2) of the Securities Act of 1933.

On March 26, 2012 the Company entered into an agreement with Tejas Securities Group, Inc. as its financial advisor in connection with a proposed offering and private placement of investment capital of up to Twenty Million Dollars ($20,000,000) in the form of senior, junior, convertible or subordinated debt, preferred equity or common equity financing for a Castor Project and in connection with the proposed offering and private placement of investment capital of up to Five Million dollars ($5,000,000) in the form of common stock, at the corporate holding company level.

The Company agreed to pay a retainer fee of $97,500, by issuing 150,000 shares of restricted common stock at $.65 per share. The shares issued are exempt from registration under Sec. 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION.

No report required.

Item 6. Exhibits.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit

Number               Exhibit Description

31.1                  Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)or 15d-14(a)

31.2                   Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

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