Form 10-Q
period 2012-08-31
Biopower Operations Corp
filed 2012-10-22
CIK 1510832

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

  Yes ☐ No ☒

Common Stock $0.0001. As of October 22, 2012, 90,680,000 shares of common stock of the issuer were outstanding.

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

Introductory Comment - Use of Terminology

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us” and “our” refers to BioPower Operations Corporation and, unless the context indicates otherwise, our subsidiaries in which we hold 100% of such entities’ outstanding equity securities, including BioPower Corporation (“BioPower Corporation”), Green Oil Plantations Americas Inc. (“Green Oil”), Green Energy Crops Corporation (“GECC”), FTZ Exchange LLC. and FTZ Energy Corporation, on a consolidated basis. Unless otherwise indicated, all monetary amounts are reflected in United States Dollars.

BIOPOWER OPERATIONS CORPORATION

(A Developmental Stage Company)

CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of August 31, 2012 (unaudited) and November 30, 2011 (Audited)	5

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended August 31, 2012 and August 31, 2011 (unaudited) and from September 13, 2010 (inception) to August 31, 2012	6

	Consolidated Statements of Stockholders’ Deficit from September 13, 2010 (inception) to August 31, 2012 (unaudited)	7

	Consolidated Statements of Cash Flows for the nine months ended August 31, 2012 and August 31, 2011and from September 13, 2010 (inception) to August 31, 2012 (unaudited)	8

	Notes to Consolidated Financial Statements (unaudited)	9-23

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

ITEM 4.	CONTROLS AND PROCEDURES	33

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	34

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	34

ITEM 3.	DEFAULT UPON SENIOR SECURITIES	34

ITEM 4.	MINE SAFETY DISCLOSURES	34

ITEM 5.	OTHER INFORMATION	34

ITEM 6.	EXHIBITS	35

SIGNATURES		36

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes Oxley Act

2

PART I – FINANCIAL INFORMATION

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Financial Statements

August 31, 2012

(Unaudited)

CONTENTS

Page(s)

Consolidated Balance Sheets – August 31, 2012 (Unaudited) and November 30, 2011 (Audited)	5

Consolidated Statements of Operations and Comprehensive Income (Loss) - Three and Nine Months Ended August 31, 2012 and August 31, 2011 (Unaudited) and from September 13, 2010 (Inception) to August 31, 2012 (Unaudited)	6

Consolidated Statement of Stockholders’ Deficit – From September 13, 2010 (Inception) to August 31, 2012 (Unaudited)	7

Consolidated Statements of Cash Flows – Nine Months Ended August 31, 2012 and 2011, and from September 13, 2010 (Inception) to August 31, 2012 (Unaudited)	8

Notes to Consolidated Financial Statements (Unaudited)	9 - 23

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	August 31, 2012	November 30, 2011
	(Unaudited)
Assets
Current Assets
Cash	$4,177	$6,111
Available-for-sale securities	74,128	-
Prepaid expenses	6,087	6,354
Total Current Assets	84,392	12,465

Equipment - net	20,141	24,313

Other Assets
License - net	242,027	245,795
Security deposit	11,660	11,660
Total Other Assets	253,687	257,455

Total Assets	$358,220	$294,233

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$378,806	$221,209
Accounts payable and accrued expenses - related parties	647,222	325,251
Note payable	12,000	-
Notes payable - related parties	42,092	-
Convertible debt - net	120,000	3,571
Total Current Liabilities	1,200,120	550,031

Stockholders' Deficit
Preferred stock, $1 par value; 10,000 and 1,000 shares authorized; 1 and 1 issued and outstanding	1	1
Common stock, $0.0001 par value, 500,000,000 shares authorized; 90,680,000 and 90,280,000 shares issued and outstanding	9,068	9,028
Additional paid-in capital	953,822	705,162
Deficit accumulated during the development stage	(1,666,587)	(969,989)
Other comprehensive loss	(138,204)	-
Total Stockholders' Deficit	(841,900)	(255,798)

Total Liabilities and Stockholders' Deficit	$358,220	$294,233

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,		September 13, 2010 (Inception)
	2012	2011	2012	2011	to August 31, 2012

Revenue	$-	$-	$253,500	$-	$253,500
	.
General and administrative expenses	247,790	271,711	800,641	745,688	1,766,580

Other Expense
Interest expense	34,889	-	119,619	-	123,669
Loss on sale of available-for-sale marketable securities	29,838	-	29,838	-	29,838
Total Other Expense	64,727	-	149,457	-	153,507

Net loss	$(312,517)	$(271,711)	$(696,598)	$(745,688)	$(1,666,587)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding during the period - basic and diluted	90,631,902	90,251,648	90,520,545	74,111,131	74,394,262

Comprehensive loss
Net loss	$(312,517)	$(271,711)	$(696,598)	$(745,688)	$(1,666,587)
Unrealized loss on available-for-sale marketable securities	(138,204)	-	(138,204)	-	(138,204)
Comprehensive loss	$(450,721)	$(271,711)	$(834,802)	$(745,688)	$(1,804,791)

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders' Deficit

From September 13, 2010 (Inception) to August 31, 2012

(Unaudited)

					Additional	Deficit	Accumulated Other	Total
	Preferred Stock, $1 Par Value		Common Stock, $0.0001 Par Value		Paid In	Accumulated during	Comprehensive	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Development Stage	Loss	Deficit

Issuance of common stock - founders ($0.0001)	-	$-	10,000	$1	$-	$-	$-	$1

Net loss - September 13, 2010 (Inception) to November 30, 2010	-	-	-	-	-	(1,334)		(1,334)

Balance - November 30, 2010	-	-	10,000	1	-	(1,334)	-	(1,333)

Cancellation of common stock - founders	-	-	(10,000)	(1)	-	-	-	(1)
								-
Issuance of preferred stock - founders ($1/share)	1	1	-	-	-	-	-	1
								-
Issuance of common stock - founders ($0.0001/share)	-	-	32,500,000	3,250	-	-	-	3,250
								-
Issuance of common stock - related parties ($0.0001/share)	-	-	12,300,000	1,230	-	-	-	1,230
								-
Issuance of common stock ($0.0001/share)	-	-	39,100,000	3,910	-	-	-	3,910
								-
Issuance of common stock ($0.25/share)	-	-	1,200,000	120	299,880	-	-	300,000
								-
Issuance of common stock ($0.50/share)	-	-	30,000	3	14,997	-	-	15,000
								-
Issuance of common stock for services rendered ($0.012/share)	-	-	4,150,000	415	49,585	-	-	50,000
								-
Issuance of common stock for license ($0.25/share)	-	-	1,000,000	100	249,900	-	-	250,000
								-
Warrants issued for services rendered	-	-	-	-	60,800	-	-	60,800
								-
Debt discount	-	-	-	-	30,000	-	-	30,000

Net loss for the year ended November 30, 2011	-	-	-	-	-	(968,655)	-	(968,655)

Balance - November 30, 2011	1	1	90,280,000	9,028	705,162	(969,989)	-	(255,798)

Issuance of common stock ($0.25/share)	-	-	200,000	20	50,180	-	-	50,200

Issuance of common stock for services rendered ($0.65/share)	-	-	150,000	15	97,485	-	-	97,500

Issuance of common stock for services rendered ($0.22/share)	-	-	50,000	5	10,995	-	-	11,000

Debt discount	-	-	-	-	90,000	-	-	90,000

Unrealized loss on available-for-sale marketable securities	-	-	-	-	-	-	(138,204)	(138,204)

Net loss for the nine months ended August 31, 2012	-	-	-	-	-	(696,598)	-	(696,598)

Balance - August 31, 2012	1	$1	90,680,000	$9,068	$953,822	$(1,666,587)	$(138,204)	$(841,900)

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended August 31,		September 13, 2010 (Inception)
	2012	2011	to August 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(696,598)	$(745,688)	$(1,666,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of license	3,768	2,959	7,973
Depreciation	4,172	2,109	7,619
Amortization of debt discount	116,429	-	120,000
Stock issued for services rendered	108,500	50,000	158,500
Warrants issued for services rendered	-	60,800	60,800
Available-for-sale securities received as revenue	(253,500)	-	(253,500)
Loss on sale of available-for-sale securities	29,838	-	29,838
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Prepaid expenses	267	(13,151)	6,087
Security deposit	-	(11,660)	(11,660)
Increase/(Decrease) in:
Accounts payable and accrued liabilities	157,597	392,269	378,806
Accounts payable and accrued liabilities - related party	321,971	-	647,222
Net Cash Provided By (Used In) Operating Activities	(207,556)	(262,362)	(527,076)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available-for-sale securities	11,330	-	11,330
Purchase of equipment	-	(29,294)	(27,760)
Net Cash Used in Investing Activities	11,330	(29,294)	(16,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	90,000	-	120,000
Proceeds from notes payable - related parties	42,092	2,954	65,973
Proceeds from notes payable	12,000	-	12,000
Repayment of notes payable - related parties	-	(23,881)	(23,881)
Proceeds from issuance of preferred stock	-	1	1
Proceeds from issuance of common stock	50,200	323,389	373,590
Net Cash Provided By Financing Activities	194,292	302,463	547,683

Net Increase (Decrease) in Cash	(1,934)	10,807	4,177

Cash - Beginning of Period	6,111	20,124	-

Cash - End of Period	$4,177	$30,931	$4,177

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for license	$-	$250,000	$250,000
Unrealized loss on available-for-sale securities	$138,204	$-	$138,204
Debt discount recorded on convertible debt	$90,000	$-	$120,000
Cancellation of common stock - founders	$-	$-	$1

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

August 31, 2012

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended August 31, 2012, are not necessarily indicative of results for the full fiscal year.

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

The Company intends to grow biomass crops coupled with processing and/or conversion facilities to produce oils, biofuels, electricity and other biomass products. On June 8, 2012, the Company's Chief Executive Officer contributed 100% of his member interest in FTZ Exchange, LLC, (“FTZ”) which became a 100% wholly subsidiary to the Company for no consideration. On the date of contribution, FTZ has a 50-50 joint venture, known as, the Qx Health Exchange (“QX”) and a wholly-owned subsidiary, called FTZ Energy Exchange Corporation, which intends to launch an energy exchange. FTZ is a licensing company which intends to use its business know-how to develop multiple distribution channels, known as exchanges, for the sale of various products and services. On the date of contribution, FTZ had a nominal net book value.

To date, the activities of the Company have been limited to implementing the business plan and raising capital. The Company is still in the development stage.

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

August 31, 2012

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

Such estimates and assumptions for the periods ended August 31, 2012 and 2011, and assumptions affect, among others, the following:

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company had no cash equivalents at August 31, 2012 and 2011.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

August 31, 2012

Unaudited

Marketable Securities

(A) Classification of Securities

At the time of acquisition, a security is designated as held-to-maturity (“HTM”), available-for-sale or trading (“AFS”), which depends on ability and intent to hold such security to maturity. Securities classified as trading and AFS are reported at fair value, while securities classified as HTM are reported at amortized cost.

Any unrealized gains and losses are reported as other comprehensive income (loss). Realized gains (losses) are computed on a specific identification basis and are recorded in net capital gains (losses) on investments in the combined consolidated statements of operations.

During 2012, the Company sold 2,436,000 shares of their AFS having a cost basis of $41,168, for proceeds of $11,330, resulting in a loss on sale of AFS of $29,838.

The Company’s cost basis in AFS was as follows:

	Amount	Shares
AFS Acquired - February 2012	$253,500	15,000,000
Sales in 2012 - at cost	(41,168)	(2,436,000)
Balance - August 31, 2012	$212,332	12,564,000

The composition of the Company’s investments at August 31, 2012, classified as current assets, is as follows:

	Cost	Fair Value	Unrealized Loss

Common stocks - public company	$212,332	$74,128	$138,204
Total available for sale securities	$212,332	$74,128	$138,204

Investment income (loss) for the nine months ended August 31, 2012 and 2011 is as follows:

	2012	2011
Gross realized losses from sales of available for sale securities	(29,838)	-
Net unrealized holding loss	(138,204)	-
Net investment income (loss)	$(168,042)	$-

The Company has a 100% concentration in one publicly traded stock.

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

The Company has not recorded any impairment losses as of August 31, 2012 and 2011, respectively.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

August 31, 2012

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

Equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  There were no impairment charges taken during the periods ended August 31, 2012 and 2011.

Intangible Assets

Identifiable intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of potential impairment exist. Also see Note 8 regarding license agreement.

Investment in Joint Venture

FTZ has entered into a Joint Venture, the Qx, with a third party to engage in the business of becoming an independent medical & health network for hospitals, physicians, outpatient and urgent care centers, dental care, vision care, insurance companies, alternative medicine, medical tourism, pharmaceutical companies, vendors and patients.

FTZ owns fifty percent of the Qx joint venture and will record its investment on the equity basis of accounting. The Company’s proportionate share of expenses incurred by the Joint Venture will be charged to the statement of operations and adjusted against the Investment in Joint Venture. Losses from the Joint Venture are only recognized until the investment in the Joint Venture is reduced to zero. Losses in excess of the investment must be restored from future profits before the Company can recognize its proportionate share of profits.

As of August 31, 2012, the Joint Venture had no activity.

Beneficial Conversion Feature and Debt Discount

For conventional convertible debt where the rate of conversion is below market value at the date of the agreement, the Company records a “beneficial conversion feature” (“BCF”) and related debt discount.

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

August 31, 2012

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

Share-based payments

The Company recognizes all forms of share-based payments, including stock option grants, warrants, and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

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

August 31, 2012

Unaudited

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

The Company has the following potential common stock equivalents at August 31, 2012 and 2011:

	August 31, 2012	August 31, 2011

Warrants (1)	-	1,000,000
Convertible debt	480,000	-
Total common stock equivalents	480,000	1,000,000

(1) On January 11, 2012, the 1,000,000 warrants expired unexercised.

Reclassifications

Certain amounts have been reclassified to conform to the current period presentation. Such reclassifications had no effect on the reported results of operations or cash flows.

On August 9, 2012, Dale Shepherd resigned as President and Chief Operating Officer. As a result of the resignation, related convertible debt was reclassified from convertible debt - related party to notes payable for purposes of financial statement presentation. The related debt is currently in default, see note 6 (B).

Recent Accounting Pronouncements

There are no new accounting pronouncements that are expected to have any material impact on the Company’s consolidated financial statements.

Note 3 Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $696,598 and net cash used in operations of $207,556 for the nine months ended August 31, 2012; and a working capital deficit of $1,115,728 and a stockholders’ deficit of $841,900 at August 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

August 31, 2012

Unaudited

Note 4 Equipment

At August 31, 2012 and November 30, 2011, equipment consists of the following:

	2012	2011	Estimated Useful Life

Computer Equipment	$27,760	$27,760	5 years

Less: Accumulated depreciation	(7,619)	(3,447)

Equipment, net	$20,141	$24,313

Note 5 Notes Payable – Related Parties

(A)	Period Ended November 30, 2010

During November 2010, the Company’s Chief Executive Officer advanced $10,927. The loan bears interest at 4%, is unsecured and due on demand.

During November 2010, a Company Director advanced $10,000. The loan bears interest at 4%, is unsecured and due on demand.

(B)	Year Ended November 30, 2011

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

As of November 30, 2011, the Company owed $385 in accrued interest, which has been recorded as a component of accounts payable and accrued expenses.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

August 31, 2012

Unaudited

(C)	Nine Months Ended August 31, 2012

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

During June 2012, the Company’s Chief Executive Officer advanced $1,592. The loan is non-interest bearing, unsecured and due on demand.

During July 2012, the Company’s Chief Executive Officer advanced $12,000. The loan bears interest at 4%, is unsecured and due on demand.

As of August 31, 2012, the Company owes $924 in accrued interest, which has been recorded as a component of accounts payable and accrued expenses.

Note 6 Notes Payable – and Convertible Debt

(A) Year Ended November 30, 2011

During October 2011, a third party investor advanced $25,000. The loan bears interest at 4%, is unsecured and due on demand. The lender may convert the loan into 100,000 restricted shares of the Company at $0.25 per share. The Company has determined that this is conventional convertible debt, with a BCF. See Note 6(C).

During November 2011, a third party investor advanced $5,000. The loan bears interest at 4%, is unsecured and due on demand. The lender may convert the loan into 20,000 restricted shares of the Company at $0.25 per share. The Company has determined that this is conventional convertible debt, with a BCF. See Note 6(C).

As of November 30, 2011, the Company owed $94 in accrued interest, which has been recorded as a component of accounts payable and accrued expenses.

(B) Nine Months Ended August 31, 2012

During December 2011 and January 2012, third party investors advanced $40,000. The loan bears interest at 4%, is unsecured and due on demand. The lender may convert the loan into 160,000 restricted shares of the Company at $0.25 per share. The Company has determined that this is conventional convertible debt, with a BCF. See Note 6(C).

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

August 31, 2012

Unaudited

During April 2012 and May 2012, a third party investor advanced $50,000. The loan bears interest at 4%, is unsecured and due on demand. The lender may convert the loan into 200,000 restricted shares of the Company at $0.25 per share. The Company has determined that this is conventional convertible debt, with a BCF. See Note 6(C).

During July 2012, a third party investor advanced $12,000. The loan bears interest at 4%, is unsecured and due on demand.

During August, 2012, the Company received a demand from a former related party to repay $70,000 of convertible debt. The Company is in default.

As of August 31, 2012, the Company owes $2,805 in accrued interest, which has been recorded as a component of accounts payable and accrued expenses.

(C) Debt Discount

At August 31, 2012 and November 30, 2011, the Company recorded gross debt discounts of $120,000 and $30,000, respectively.

As a component of the computation for BCF, the Company’s market price was determined based upon the quoted trading price (once publicly traded in February 2012) or based upon recent third party cash offerings at the date of issuance (prior to February 2012).

At August 31, 2012, the Company had fully amortized $120,000 in debt discount.

The following is a summary of the Company’s convertible debt at August 31, 2012 and November 30, 2011.

	2012	2011
Convertible Debt	$120,000	$30,000
Debt Discount	(120,000)	(30,000)
Amortization of Debt Discount	120,000	3,571
Convertible Debt – Net	$120,000	$3,571

Amortization expense for the nine months ended August 31, 2012 and 2011 was $116,429 and $0, respectively.

Note 7 Stockholders’ Deficit

On September 13, 2010, the Company issued 10,000 shares of common stock to its founders for $1 ($0.0001/share). On January 5, 2011, in connection with the re-domiciling to Nevada, these shares were cancelled for no consideration.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

August 31, 2012

Unaudited

(A)	Preferred Stock

On January 28, 2011, the Company issued one share of Series A, preferred stock for $1. This series of preferred stock had a provision that the holder of the one share, a related party controlled by the Company’s Chief Executive Officer and a Director, can vote 50.1% of the total votes. There are no preferences, dividends, or conversion rights.

(B)	Common Stock

In 2011, the Company issued the following shares for cash and services:

Type	Quantity	Valuation	Range of Value per share
Cash	40,330,000	$318,910	$0.0001 – 0.50
Cash – related parties	44,800,000	4,480	$0.0001
License agreement (1)	1,000,000	250,000	$0.25
Services rendered (2)	4,150,000	50,000	$0.012
Total	90,280,000	$623,390	$0.0001 - $0.50

During the nine months ended August 31, 2012, the Company issued the following shares for cash and services:

Type	Quantity	Valuation	Range of Value per share
Cash	200,000	$50,200	$0.25
Services rendered – related parties	50,000	11,000	$0.22
Services rendered	150,000	97,500	$0.65
Total	400,000	$158,700	$0.22-0.65

(1) See Note 7(C)

(2) In connection with the stock issued for services rendered, the Company determined fair value based upon the value of the services provided, which was the most readily available evidence.

(C) Stock issued for license

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

August 31, 2012

Unaudited

The Company has agreed to pay a royalty fee, as a percentage, of gross revenue as follows:

5% of the first $50,000,000 of gross revenue;

3% of the second $50,000,000 of gross revenue; and

1% of anything in excess of $100,000,000

If the Green Oil charges a lesser percentage to another entity, then the first $50,000,000 will be decreased to the lowest percentage charged.

No such transactions have occurred as of November 30, 2011 and through October 16, 2012.

As of August 31, 2012 and November 30, 2011 the license is summarized as follows:

	2012	2011
License	$250,000	$250,000
Accumulated Amortization	(7,973)	(4,205)
License – Net	$242,027	245,795

Amortization expense for the fiscal years is as follows:

Year Ending November 30,	Amount
2012 (remaining 3 months)	$1,229
2013	5,000
2014	5,000
2015	5,000
2016	5,000
Thereafter	220,798
Total	$242,027

(D) Warrants

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

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

August 31, 2012

Unaudited

Weighted Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Life in	Intrinsic
	Warrants	Price	Years	Value
Balance - November 30, 2011	1,000,000	$1.00
Granted	-	-
Forfeited/Cancelled(1)	(1,000,000)	-
Exercised	-	-
Balance – August 31, 2012 – outstanding	-	$-		-
Balance – August 31, 2012 – exercisable				-

(1)	On January 11, 2012, the 1,000,000 warrants expired unexercised.

Note 8 Related Party Transactions

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

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

August 31, 2012

Unaudited

On January 27, 2011, the Company formed Green Oil Plantations Americas, Inc. (“Green Oil”), a 100% wholly owned subsidiary as the operating company for the exclusive license agreement with Green Oil Plantations, Ltd. (See Note 7(C)).

All of the above subsidiaries are currently inactive except for their formation.

Note 10 Commitments and Contingencies

Commitments

(A) Employment Agreements – Officers and Directors

As of August 31, 2012, the Company had employment agreements with certain officers and directors (two individuals) containing the following provisions:

Term of contract	5 years
Salary	$125,000 and $200,000
Salary deferral	All salaries will be accrued until the Company has raised $2,500,000.

(B) Lease Agreement

On March 18, 2011, the Company entered into a 26-month lease that commenced on April 1, 2011 and will expire on May 31, 2013. The Company’s monthly lease payment of $4,150 commenced on July 1, 2011. The Company will amortizes rent expense on a straight-line basis over the occupancy period.

Rent expense was $33,043 and $18,357 for the nine months ended August 31, 2012 and 2011, respectively.

Deferred rent payable (component of accounts payable and accrued expenses) at August 31, 2012 and November 30, 2011 was $4,310 and $8,620, respectively. Deferred rent payable is the sum of the difference between the monthly rent payment and the monthly rent expense of an operating lease that contains escalated payments in future periods.

(C) Consulting Agreements

On January 5, 2012, the Company entered into a consulting agreement for financing. The Company paid a retainer fee of $15,000 by issuing 60,000 shares of restricted common stock at $0.25 per share. The fair value of the Company’s common stock was based upon third party cash offerings at that time. The Company expensed this issuance as a component of general and administrative expenses. As of May 18, 2012, the Company rescinded the agreement, the expense was reversed and the shares were cancelled.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

August 31, 2012

Unaudited

On March 26, 2012, the Company entered into a consulting agreement. The Company paid a fee of 150,000 shares of common stock, having a fair value of $97,500 ($0.65/share), based upon the quoted closing trading price. During the nine months ended August 31, 2012, the Company expensed this issuance as a component of general and administrative expenses.

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

Note 11 Revenue - other

On February 13, 2012, the Company was engaged by a third party to provide consulting services; The Company will earn fees in the form of cash or common stock of the third party, a public company, at the discretion of the third party, as follows:

● $120,000 was earned upon execution of agreement (this amount has been received in the form of 15,000,000 shares ($0.008/share). The quantity of shares issued was determined based upon a formula that would require a discount to market calculation to be performed by the public entity. The Company recorded the quantity of shares received as revenues, with a corresponding asset classified as available for sale securities. The fair value of the shares received upon the execution of this agreement was $253,500, as evidenced by the quoted closing trading price.

● $60,000 is due on February 13, 2013; and

● $60,000 is due on February 13, 2014

Fees are payable in the form of cash or common stock of the third party, a public company, at their discretion.

See Note 2 for reconciliation of amounts associated with the purchase and sale of certain AFS securities.

Note 12 Fair Value of Financial Assets and Liabilities

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

August 31, 2012

Unaudited

•         Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company has assets measured at fair market value on a recurring basis. Consequently, the Company had gains and losses reported in the statement of comprehensive income (loss), that were attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended August 31, 2012.

The following is the Company’s assets measured at fair value at August 31, 2012 and November 30, 2011:

	August 31, 2012	November 30, 2011
Level 1 – None	$-	$-
Level 2 – Marketable Securities (AFS)	74,128	-
Level 3 – None	-	-
Total	$74,128	$-

The carrying amounts reported in the balance sheet for available for sale securities, prepaid expenses, accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, notes payable, notes payable – related parties, convertible debt and convertible debt – related party, approximate fair value based on the short-term nature of these instruments.

Note 13 Subsequent Events

In September 2012, the Company repaid an advance of $1,200 to its Chief Executive Officer.

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

We are a development stage company and have not yet generated or realized any revenues from business operations. Our auditors have issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business for the next twelve (12) months unless we obtain additional capital to pay our bills. This is because we have not generated minimal revenues from a consulting agreement and minimal revenues are anticipated until we begin marketing our products to customers. Accordingly, we must raise cash from sources other than revenues generated such as from the proceeds of loans, sale of common shares, advances from related parties and consulting agreements.

From inception (September 13, 2010) to August 31, 2012, the company's business operations have primarily been focused on developing our business plan, developing potential products and biomass projects, becoming a trading public company through an S-1 registration statement, raising money and developing on-line exchanges.

Castor Project

The Company has begun the process to obtain financing for a castor plantation and milling operation to supply castor oil to the U.S.A. and/or international marketplace. We have identified a hybrid seed that we believe may result in high yields per acre. We have identified unique growing protocols that also may enhance the yield of seed thus oil by weight. We have identified engineering firms to prepare both general and site specific engineering for permitting and construction purposes. We have identified the mill equipment to process the seed into oil and the agricultural equipment required to facilitate the growing protocols that have been identified. We are currently working on the development of a long-term (greater than one year) purchase agreement for the sale of castor oil. Although we have discussed various potential sites in the center of Florida, we have not made a final determination of the specific location.

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

Potential Business Opportunities

Our experienced management team has been reviewing and doing due diligence for biomass products, biofuels production and processes that we believe will provide revenue and profitability for the Company. We may license or acquire such opportunities after we review such opportunities to determine if they meet our potential goals and criteria. There can be no assurance that the Company will ever successfully commence any of the above.

FTZ Exchange, LLC

On June 8, 2012, the Company’s Chief Executive Officer contributed 100% of his member interest in FTZ Exchange, LLC, (“FTZ”) a 100% wholly owned subsidiary, to the Company for no consideration. FTZ is a licensing company that licenses business know-how and technology to build transaction fee based exchanges for the sale of products and services in vertical markets. FTZ combines on-line and off-line commercial trade strategies with transaction fee based revenue models to create internet exchanges to sell or source products and services to business to business (B2B), business to consumer (B2C) and in some instances (B2B2C) business to business and business to consumer. FTZ exchanges also include government communities.

Health Exchange

FTZ has been in the development stage of a health exchange since January 2012. FTZ currently owns 50% of the Qx Health Exchange with Quture, Inc. (“QUTR”).  This exchange is for the sale of health products and services for the communities of health product manufacturers, insurance companies, hospitals, physicians, healthcare providers, medical tourism and patients.

Quture and FTZ have been working jointly to develop the exchange in conjunction with Quture joint venture partners for the backbone. The initial phase requires no investment from Quture or FTZ until the system is proven. Quture and FTZ are in discussions with investors to fund the operations and build out of the exchange. There can be no assurance such funding will ever be achieved or that the Qx Health Exchange will ever be launched.

Capacity Exchange

FTZ has executed a Strategic Alliance with Capacity 360, LLC and Founder Tom Settineri to develop excess capacity transactions through off-line in-house associates. Capacity 360, LLC is a company that assists Global 2000 corporations and other corporations to develop excess capacity strategies to optimize and monetize their unused, under-utilized manufacturing capacities and assets, with the goal of meeting each corporation's strategic goals. Capacity 360's business model increases a corporate return on investment by utilizing excess capacity and realizing economies of scale combined with the development of new channels of distribution for the corporation's products, services and assets. Capacity 360’s business model also addresses excess inventories.

The exchange is not necessary for Capacity 360 to generate revenues. FTZ is working with Capacity 360 to develop an on-line exchange which both believe would enhance the transactions and activities of Capacity 360’s business and provide for a faster reach into global business development. Capacity 360 and FTZ will seek investors for the capacity exchange. There can be no assurance such funding will ever be achieved or that the capacity exchange will ever be launched.

FTZ Energy Exchange Corporation

FTZ formed FTZ Energy Exchange Corporation on May 14, 2012 as a wholly-owned subsidiary to launch an energy exchange. FTZ will require funding to launch an energy exchange. There can be no assurance such funding will ever be achieved or that the energy exchange will ever be launched.

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

Three Months Ended August 31, 2012 Compared to the Three Months Ended August 31, 2011

The following analysis reflects the condensed consolidated results of operations of BioPower Operations Corporation and its subsidiaries.

Consolidated Statement of Income
	Three Months Ended
	August 31,		Increase
(Dollars)	2012	2011	(Decrease)
Net Sales	$0	$0	$0
General and administrative expenses	$245,134	$269,055	$(23,921)
Depreciation and amortization	2,656	2,656	0
Interest expense	34,889	0	34,889
Loss on sale of available-for-sale marketable securities	29,838	0	29,838
Net loss	$(312,517)	$(271,711)	$40,806

The following analysis reflects the condensed consolidated results of operations of BioPower Operations Corporation and its subsidiaries.

Neither Net Sales nor Cost of Sales was realized during either three month period. There is no Net Sales nor Cost of Sales as operations have not commenced.

Operating Expenses and Depreciation. Operating expenses and depreciation for the three month period ended August 31, 2012 of $247,790 decreased $23,921 (9%) as compared with $271,711 for the three month comparable period ended in 2011. below details the components of operating expense, as well as the dollar and percentage changes for the three-month period ended August 31.

General and administrative expenses primarily consist of development costs, corporate overhead, accrued payroll and payroll taxes, financial and administrative contracted services for professional fees including legal and accounting, SEC filing fees, insurance and stock based compensation.

Wage and wage related costs which include salaries, commissions, taxes and benefits, decreased $17,068(11%), due to Mr. Shepherd resigning as President during the quarter and three months compensation for an executive assistant compared with 2011 which includes three months compensation for Ms. Nelson and Messrs. Kohn and Shepherd and two months’ compensation for an executive assistant.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees increased for the three months ended August 31, 2012 versus the same period last year by $20,765 for an increase of 52% primarily resulting from a significant increase in consulting fees incurred in conjunction with the engagement of investment banking firms for fund raising which were paid in restricted common stock at fair market value.

Insurance costs for the three months ended August 31, 2012, were $16,320 compared to $4,040 for the same period in 2011, an increase of $12,280 (3,040%) attributable to the cost of directors’ and officers’ liability insurance in 2012 which was not in effect in 2011.

Rent was $11,014 for the three months ended August 31, 2012, as compared to $11,014 for the same period in 2011, for the Company’s corporate office rental which commenced in April 2011 and terminates in May 2013.

Travel expense for the three months ended August 31, 2012 of $12,823 as compared with the same period for 2011 of $37,676 for a decrease of $24,853 (66%) is a result of international travel associated with our licensed technologies in 2011 that was not repeated during the same period of 2012 and less travel related to business development activities in 2012.

Miscellaneous expense decreased by $14,795 (61%) to $9,528 for the three months ended August 31, 2012, as compared to $24,323 for the same period in 2011. The decrease is attributable to a mix of increasing and decreases expenses that are not material in aggregate.

Depreciation and amortization expense remained the same at $2,656 for the three months ended August 31, 2012 as compared with $2,656 for the same period of 2011 as a result of no changes to depreciable or amortizable assets.

Interest Expense increased significantly from $0 in 2011 as compared with $34,889 for the three month period in 2012. This is attributable to the debt discount on the convertible note for the $70,000 loan to the Company from the former President, Dale Shepherd.

Net Loss and Net Loss per Share.  Net Loss for the three months ended August 31, 2012 was $312,517 as compared with $271,711 for the same period in 2011, for an increase in net loss of $40,806 (15%). The increased net loss for the three months ended August 31, 2012 as compared with the same period in 2011 arose primarily from (i) increased professional fees of $20,765 and (ii) increased insurance costs of $12,280. In addition there were loans to the company in the comparable 2012 period with discounting treatment that resulted in an increase in recorded interest cost of $34,889.

Nine Months Ended August 31, 2012 compared to the Nine Months Ended August 31, 2011

The following analysis reflects the condensed consolidated results of operations of BioPower Operations Corporation and its subsidiaries.

Consolidated Statement of income

	Nine Months Ended
	August 31,		Increase
(Dollars)	2012	2011	(Decrease)

Net Sales	$253,500	$0	$253,500
General and administrative expenses	$792,701	$740,620	$52,081
Depreciation and amortization	7,940	5,068	2,872
Interest expense	119,619	0	119,619
Loss on sale of available-for-sale marketable securities	29,838	0	29,838
Net loss	$(696,598)	(745,688)	(49,090)

Net Revenues. Net revenues were $253,500 for the nine month period ended August 31, 2012 compared to $0 for the nine month comparable period in 2011 for an increase of $253,500. This increase was due to a non-core business consulting agreement paid in stock and valued at the date of agreement during the December to February quarter.

Operating Expenses and Depreciation. Operating expenses and depreciation for the three month period ended August 31, 2012 of $561,273 increased $90,055 (19%) as compared with $471,218 for the three month comparable period ended in 2011. The table below details the components of operating expense, as well as the dollar and percentage changes for the nine month period ended August 31st.

General and administrative expenses primarily consist of development costs, corporate overhead, accrued payroll and payroll taxes, financial and administrative contracted services for professional fees including legal and accounting, SEC filing fees, insurance and stock based compensation.

Wage and wage related costs which include salaries, commissions, taxes and benefits, increased $66,516 (17%), inasmuch as nine months 2012 includes nine month’s compensation for Ms. Nelson and Messrs. Kohn and Shepherd and an executive assistant as compared to nine months ended August 31, 2011 which includes nine months compensation for Ms. Nelson and Mr. Kohn, eight months’ compensation for Mr. Shepherd and five months compensation for an executive assistant.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the three months ended August 31, 2012 versus the same period last year by $37,762, a decrease of 16% primarily resulting from a significant decrease in legal and accounting fees incurred in conjunction with the S-1 filing in 2011 offset partially by increased fundraising costs for the engagement of investment banking firms in the June through August period of 2012.

Insurance costs in the nine months ended August 31, 2012, were $48,263 compared to $4,443 for the same period in 2011, an increase of $43,820 (986%). The increase is attributed primarily to directors’ and officers’ liability insurance (D&O) being bound effective August 2011 with no such D&O cost in the comparable 2011 period.

Rent was $33,043 through August 31, 2012 (nine months’ rental cost) an increase of $14,431 (78%) as compared with $18,612 for the nine months ended August 31, 2011(five months’ rental cost) due to the Company’s corporate office rental commencing in April 2011.

Travel expense for the nine months ended August 31, 2012 of $45,021 as compared to the same period for 2011 of $48,115, or a decrease of $3,094 (6%) is a result international travel associated with our licensed technologies in 2011 that was not repeated during the same period of 2012.

Miscellaneous expense decreased by $30,445 (50%) to $30,031 for the nine months ended August 31, 2012, as compared with $60,477 for the same period in 2011. The decrease is attributable to a mix of increasing and decreases expenses that are not material by nature.

Depreciation and amortization expense in our operating expenses for the nine months ended August 31, 2012 of $7,940 increased 57% compared to $5,068 for the same period for 2011 as a result primarily due to the timing of the acquisition of assets during the start-up phase of the business.

Interest Expense for the nine months ended August 31, 2012 was $119,619 as compared with interest expense of $0 for the same period last year. The increase in interest expense is primarily the result of debt discount on the convertible note for the $70,000 loan to the Company from the former President, Dale Shepherd.

Net loss for the nine months ended August 31, 2012 was $696,598 as compared with $745,688 for the same period in 2011, for a decreased net loss of $49,090 (7%). The decreased net loss for the nine months ended August 31, 2012 compared to the same period in 2011 arose primarily from the consulting revenue of $253,500 realized in the December to February quarter of 2012 and reduced professional fees of $37,762 offset partially by (i) increased wage and wage related costs of $66,516, (ii) increased interest costs of $119,619, (iii) increased insurance costs of $43,820 and (iv) increased rent costs of $14,431.

Liquidity and Financial Condition

	Nine Months Ended
	August 31	August 31
Category	2012	2011

Net cash used in operating activities	$(207,556)	$(262,362)
Net cash provided (used) in investing activities	11,330	(29,294)
Net cash provided by financing activities	194,292	302,463

Net increase (decrease) in cash	$(1,934)	$10,807

Cash Flows from Operating Activities

Net cash used by operating activities was $207,556 for the nine month period ended August 31, 2012 as compared with net cash used of $262,362 for the comparable period in 2011 resulting in an increase in cash provided of $54,806. The increase in the cash provided from operating activities is due to favorable items including a decrease in a net loss of $49,090, an increase in amortization and depreciation of $809, an increase in stock issued for services of $58,500, an increase in amortization of debt discount $116,429, a decrease in warrants issued for services of $60,800, and an increase in accounts payable and accrued liabilities to related parties of $433,788 offset partially by unfavorable items including a decrease in accounts payable and accrued liabilities of $35,163 and a decrease in prepaid expenses of $267.

Cash Flows Used in Investing Activities

Net cash provided by investing activities was $11,330 for the nine months ended August 31, 2012 as compared to net cash used in investing activities of $29,294 for the comparable period in 2011. The only investing activity in 2012 was due to the proceeds from the sale of available-for-sale marketable securities of $11,330 received by the Company as opposed to the purchase of equipment in 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended August 31, 2012 cash flows provided by financing activities was $194,292 as compared to $302,463 for the comparable period in 2011. The decrease was a result of less money being received from proceeds from the issuance of common stock and an increase in loans from related parties. Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings, including through one or more equity or debt financings to fund its operations, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

As of August 31, 2012, our company had a working capital deficit of approximately $1,115,728.

Cash and Cash Equivalents

Our cash and cash equivalents decreased during the nine months ended August 31, 2012 by $1,934, compared to an increase in cash and cash equivalents during the same period in 2011 of $10,807.

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(Unaudited)
Category	August 31, 2012	November 30, 2011

Cash and cash equivalents	$4,177	$6,111

Current assets	84,392	12,465
Current liabilities	1,200,120	550,031
Working capital (deficit)	$(1,115,728)	$(537,566)

Nine Month Period Ended August 31, 2012

At August 31, 2012, we had a working capital deficit of $1,115,728 compared with a working capital deficit at November 30, 2011 of $537,566 or an increase in working capital deficit of $578,162 (108%). As of August 31, 2012, we had cash equivalents of $4,177 as compared to $6,111 on November 30, 2011. The decrease in cash is the net result of our operating, investing and financing activities outlined above.

As of August 31, 2012, our current assets were $84,392 compared to $12,465 in current assets at November 30, 2011. Current assets were comprised of $4,177 in cash, $74,128 in available-for-sale marketable securities and $6,087 in prepaid expenses at August 31, 2012, and $6,111 in cash and $6,354 in prepaid expenses at November 30, 2011. As at August 31, 2012, our current liabilities were $1,200,120 compared to $550,031 at November 30, 2011. At August 31, 2012, our current liabilities were comprised of accounts payable and accrued expenses of $133,555, accounts payable and accrued expenses related parties of $892,473, notes payable to related party of $42,092, notes payable $12,000 and convertible debt of $120,000 as compared to November 30, 2011 with current liabilities comprised of $546,460 in accounts payable and accrued expenses and related party convertible debt of $3,571.

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

PLAN OF OPERATION AND FUNDING

Since inception (September 13, 2010) to August 31, 2012, the Company has spent a total of $527,076 on the start-up, development and administrative costs. We have not yet generated any revenue from business operations.

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

BioPower is focused on a short term strategy for growing a biomass crop that can be converted into bio oils, biofuels and steam. The Company has begun the process to obtain financing for a castor plantation and milling operation to supply castor oil to the U.S.A. marketplace. We are currently in discussions of a long-term (greater than one year) purchase agreement. The U.S.A. currently imports almost 100% of the castor oil used as a feedstock into the personal care, pharmaceuticals, polymers and plastics, adhesives, coatings and other specialty chemical markets. The Company proposes to develop a project in Florida to grow proven hybrid castor which can be harvested within 110-125 days per crop. Given the rainfall, the temperature profile and the nature of the soil, it is anticipated that the land when developed will produce 2.6 to 3.0 tons of oil seeds per acre based on two crops per year. We will process the seeds into oil (43% of seed weight) with our own, vertically integrated mill which we consider critical to this project.

In addition, we have been in discussions for a potential biomass project in South America.

Our experienced management team also continually searches for biomass products and processes that we believe will provide short term revenue and profitability for the Company. We review business plans and technologies to determine if they meet our potential short-term goals and criteria.

Biomass is all plant and animal matter on the Earth's surface. Harvesting biomass such as crops, trees or dung and using it to generate energy such as heat, electricity or motion, is bio energy. Biomass is a very broad term which is used to describe material of recent biological origin that can be used either as a source of energy or for its chemical components. As such, it includes trees, crops, algae and other plants, as well as agricultural and forest residues. It also includes many materials that are considered as wastes by our society including food and drink manufacturing effluents, sludge, manures, industrial (organic) by-products and the organic fraction of household waste.

Our long-term strategy is to develop our core biomass projects yielding net cash flow from operations from the production of bio-oils, biofuels, fertilizer or other products.

FTZ Exchange LLC.

The FTZ Exchange, LLC is a licensing company that licenses business know-how and technology to build transaction fee based exchanges for the sale of products and services in vertical markets. FTZ’s first license is a joint venture to form the Qx Health Exchange with Quture, Inc. FTZ owns 50% of the Qx Health Exchange. Our FTZ strategy is to build or license many exchanges in joint venture or to launch exchanges that are 100% Company owned. We intend to launch an Energy Exchange which can sell energy related products and services globally. Some of these products will include energy credits, as previously mentioned in our S-1, biofuels, bio-oils and commodities including bio-jet fuel, oil, gas, electric and many other energy related products and services.

The Company intends to raise money for the exchanges by selling stock in the exchanges versus selling common stock of BioPower so that we will not directly dilute the Company’s shareholders. The Company believes that each exchange will establish its own value and therefore the dilution for each exchange will be dictated by its value.

We intend to operate our Company through many wholly-owned subsidiaries and special entity corporations and partnerships. FTZ Exchange, LLC, FTZ Energy Exchange Corporation, BioPower Corporation, Global Energy Crops Corporation and Green Oil Plantations Americas Inc. are our main wholly-owned subsidiaries. Other subsidiaries and special entity corporations and LLCs may be formed as required to operate the Company.

We estimate our maximum operating expenses and working capital requirements for the next twelve month period to be as follows for BioPower Operations Corporation:

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

Upon  having  been  successful in raising  $2,500,000, the salary  obligation to our CEO and Director of Business Strategy  will come  into  effect,  and  any  amounts  accrued to  date,  and  monthly amounts  going  forward, will be payable for a period up to one year including accruals.   The initial annual amounts are $200,000 and $125,000 respectively.

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

OUR CHALLENGES

Our ability to successfully operate our business and achieve our goals and strategies is subject to numerous challenges and risks including for example:

•	any failure to develop our projects and our inability to sufficiently meet our customers' demands for our products;

•	any inability to effectively manage rapid growth;

•	risks associated with future joint ventures, strategic alliances or acquisitions;

•	economic, political, regulatory, legal and foreign risks associated with alternative energy; and,

•	any loss of key members of our management.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company agreed to pay a retainer fee of $60,000, by issuing 150,000 shares of restricted common stock at $.40 per share. The shares issued are exempt from registration under Sec. 4(2) of the Securities Act of 1933.

On June 7, 2012, the Company issued 50,000 shares of common stock to the Chairman of the Audit Committee for services rendered, having a fair value of $11,000 ($0.22/share), based upon the quoted closing trading price. The shares issued are exempt from registration under Sec. 4(2) of the Securities Act of 1933.

On June 7, 2012, the Company issued 10,000 shares of common stock to a consultant for services rendered in locating appropriate land for a castor project in Florida, having a fair value of $2,200 ($0.22/share), based upon the quoted closing trading price. The shares issued are exempt from registration under Sec. 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION.

No report required.

Item 6. Exhibits.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

101	Interactive data files pursuant to Rule 405 of Regulation S-T.*

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

Date: October 22, 2012	BioPower Operations Corporation

	By:	/s/ Robert D. Kohn
Robert D. Kohn, Chief Executive Officer, Principal Executive Officer and Director

