Form 10-K
period 2012-11-30
Biopower Operations Corp
filed 2013-03-18
CIK 1510832

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2012

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

Issuer’s telephone number, including area code: +1 954 202 6660

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑   No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

As of March 8, 2013, the last day of the Registrant’s most recently completed first fiscal quarter, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing stock price of $0.10 as per the close on Friday, March 8, was approximately $5,288,625. Shares of the Registrant’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 8, 2013, there were outstanding 91,736,250 shares of the registrant’s common stock, $.0001 par value.

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

Introductory Comment - Use of Terminology

Throughout this Annual Report on Form 10-K, the terms “we,” “us” and “our” refers to BioPower Operations Corporation and, unless the context indicates otherwise, our subsidiaries in which we hold 100% of such entities’ outstanding equity securities, including BioPower Corporation (“BioPower Corporation”), Green Oil Plantations Americas Inc. (“Green Oil”), Green Energy Crops Corporation (“GECC”), FTZ Exchange LLC. and FTZ Energy Corporation, on a consolidated basis. Unless otherwise indicated, all monetary amounts are reflected in United States Dollars.

PART I

ITEM 1. BUSINESS

Overview

BioPower Operations Corporation ("we," "our," “BioPower”, “BIO” or the “Company") was organized in Nevada on January 5, 2011. The Company and its subsidiaries intend to grow biomass crops coupled with processing and/or conversion facilities to produce oils, biofuels, electricity and other biomass products. We also intend to utilize licensed patented technology to convert biomass wastes into products and reduce the amount of waste going to landfills through license, joint venture and build and own facilities. Further, we intend to license and create royalties by utilizing our FTZ Exchange subsidiary to help create exchanges.

We are a development stage company and have only generated minimal revenues from a consulting agreement. Our auditors have issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business for the next twelve (12) months unless we obtain additional capital to pay our bills. This is because we have generated minimal revenues from a consulting agreement and minimal revenues are anticipated until we begin marketing our products to customers. Accordingly, we must raise cash from sources other than revenues generated such as from the proceeds of loans, sale of common shares, advances from related parties and consulting agreements.

From inception (September 13, 2010) to November 30, 2012, the company's business operations have been primarily focused on developing our business plan, developing potential products and biomass projects, becoming a trading public company through an S-1 registration statement, raising money, licensing technologies and licensing and developing on-line exchanges.

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

On January 27, 2011, an agreement was signed between Green Oil Plantations Ltd. (www.greenoilplantations.com) and their affiliates (“Green Oil”) and the Company for the exclusive fully paid up license for fifty (50) years to utilize Green Oil’s licensed technologies and turnkey model for growing energy crops in North America, South America, Central America and the Caribbean. The Company formed Green Oil Plantations Americas, Inc., as the operating company for this exclusive license. The company has not received the due diligence necessary to utilize the license and therefore considers the license worthless. The Company has recorded a 100% impairment loss of $240,795 as of November 30, 2012.

On August 1, 2011, the SEC declared our S-1 effective.

On April 5, 2012, the Company received notice from The Depository Trust Company "DTC" of the eligibility effective immediately of its common shares for electronic trading under the OTCQB trading symbol "BOPO."

On May 12, 2012 the Company formed FTZ Energy Exchange Inc., a 100% wholly-owned subsidiary for the future development of an energy exchange.

On June 7, 2012, the Company’s Chief Executive Officer contributed 100% of his member interest in FTZ Exchange, LLC, (“FTZ”) a 100% wholly owned subsidiary, to the Company for no consideration. FTZ is a licensing company that licenses business know-how and technology to build transaction fee based exchanges for the sale of products and services in vertical markets.

On August 2, 2012, the Company formed Agribopo, Inc., a 100% wholly-owned subsidiary for the development of biomass related projects.

On November 27, 2012 the Company entered into a non-exclusive global license with Advanced Green Technologies, LLC. to convert biomass wastes from animals, humans and sugar manufacturers to Cellulosic ethanol, fertilizer and other derivative products.

As of November 30, 2012, we consider the Green Oils license worthless as the Licensor cannot provide the due diligence necessary for funding projects through traditional project finance.

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

Our Business

The Company is a development stage company and intends to grow biomass crops coupled with processing and/or conversion facilities to produce oils, biofuels, electricity and other biomass products. We also intend to utilize licensed patented technology to convert biomass wastes into cellulosic ethanol, fertilizer and other products and reduce the amount of waste going to landfills through licenses, joint ventures and owning facilities. Further, we intend to utilize our FTZ Exchange subsidiary to help create internet exchanges through licensing our business know how.

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

BioPower intends to create a special purpose entity (“SPE”) company for each biomass project. Every SPE must have a sustainable, biomass growing project with facilities to process the biomass into saleable products possibly coupled with an end use agreement. This end use agreement may enable the SPE to obtain financing based upon the potential profitability of each project. The Company intends to offer ownership in our initial SPEs to partners who can provide land and money. The role BioPower will fulfill in each SPE is executive and general management, procurement of funding and development of markets for the sale of biomass and biomass products. The initial focus for biomass business opportunities will be in the United States of America, the Caribbean, South America and Central America.

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

We have been in discussions for a Castor project in South America with a landowner who would provide the land and financing for the project. The Company’s consultants have been to South America for initial review of the project and planned testing procedures. The discussions include the landowner setting up a special purpose entity wherein the initial investment of approximately $10 Million USD will be made by the landowner. The Company would receive certain fees and a percentage of profits. It is contemplated the growing tests will be completed by March 2014, and if successful, the project would commence. There can be no assurance that the South American Castor project tests will be successful and that we will ever commence the project or be profitable.

Licensed Technology

We have recently announced that we have obtained a non-exclusive global License from AGT Technologies LLC until June 2029 when the patent expires. The license is for the patented one-step enzyme technology which converts wastes from poultry, hogs, humans and sugar to products such as, fertilizer, ethanol and other products.

BioPower intends to focus initially on Municipalities who have a significant need to reduce their costs of the handling of sewage by utilizing the Company's licensed technology to reduce landfill costs by converting a portion of the sewage into products that do not have to go to the landfill but can be used for energy and fertilizer. The utilization of biomass residues is of paramount importance to achieve environmental sustainability by harnessing the potential of renewable resources in the production of clean energy and value added products. The Company will also target Fortune 500 companies that seek solutions for their waste sugars.

We pay our Licensor 50% of any sub-license fees that we receive.  We also pay our Licensor 12% of all royalties on all revenues we earn from utilizing the technology.  This 12% is calculated on the basis of net gross revenues which equal gross revenues less all direct costs associated with the production of the revenues.

The patented technology is a one-step platform that integrates enzymatic fermentation process that requires no pretreatment of the feedstock before fermentation. During the fermentation process the bacteria within the wastes are inactivated by the injected proprietary microbes that also hydrolyze natural biopolymers and simultaneously convert the hydrolyzed fermentable sugars into ethanol.

The process can also convert human waste which is reduced from the conversion of it to ethanol and CO2. Once commercialized, BioPower believes that the process will allow sewage treatment plants to reduce or entirely eliminate their sludge volumes and create saleable Class A fertilizer in lieu of delivering pressed sludge to a landfill in an environmentally unsound method. The process allows farmers to utilize the bacteria free solids to be sold and utilized as an environmentally safe soil amendment or fertilizer. Savings result from less energy used in the processing of sludge, elimination of the hauling costs of treated sludge, and the added profit from ethanol and fertilizer sales. Water utilized in the fermentation stage is recycled back into the process minimizing waste streams from the process.

FTZ Exchange, LLC

On June 7, 2012, the Company’s Chief Executive Officer contributed 100% of his member interest in FTZ Exchange, LLC, (“FTZ”) a 100% wholly owned subsidiary, to the Company for no consideration. FTZ is a licensing company that licenses business know-how to build transaction fee based exchanges for the sale of products and services. The Company retains 10% of all license fees earned.

Health Exchange

FTZ has been in the development stage of a health exchange since January, 2012. FTZ currently owns 50% of the Qx Health Exchange with Quture, Inc. (“QUTR”).  This exchange is for the sale of health products and services for the communities of health product manufacturers, insurance companies, hospitals, physicians, healthcare providers, medical tourism and patients.  Quture and FTZ need to raise significant funds to build out the exchange. There can be no assurance such funding will ever be achieved or that the Qx Health Exchange will ever be launched.

Capacity Exchange

FTZ has executed a Strategic Alliance with Capacity 360, LLC to develop excess capacity transactions. Capacity 360, LLC is a company that assists Global 2000 corporations and other corporations to develop excess capacity strategies to optimize and monetize their unused, under-utilized manufacturing capacities and assets, with the goal of meeting each corporation's strategic goals. Capacity 360 needs to raise funding for their exchange. There can be no assurance such funding will ever be achieved or that the capacity exchange will ever be launched.

FTZ Energy Exchange Corporation

FTZ Energy Exchange Corporation was incorporated on May 14, 2012 as a wholly-owned subsidiary of BioPower to launch an energy exchange. FTZ will require funding to launch an energy exchange. There can be no assurance such funding will ever be achieved or that the energy exchange will ever be launched.

Business Environment

BioPower has two main business drivers. The primary business driver is the need for environmentally friendly, profitable and sustainable products. A second driver is the search for energy alternatives focused on replacement of hydrocarbon based products, which is one of the concerns of governments, scientists and businesses worldwide.

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

There can be no assurance that our plans relating to castor will ever be achieved.

Many companies have developed solutions for the handling of poultry, hog, sugar and human wastes. The Company’s patented license utilizes a one-step enzyme process to convert wastes as opposed to more costly two step enzymatic processes in the market today. Companies also use recycling, composting and compacting of sludge to reduce the amount of waste going to the landfill. In the United States, sludge is a significant problem with few solutions being utilized other than composting, compaction and land filling.

There can be no assurance that our plans related to the use of this patented technology will ever be achieved.

Regulation

The Company will comply with all U.S.A. and foreign laws and regulations that apply to our agricultural production, mill operation, safety and environmental standards or are otherwise applicable to our business, processes and products.

Business Development

We are focused on the elements necessary to initiate our castor project. These elements include financing for the project, a long-term contract for the sale of bio oils, execution of agreements with engineering and construction contractors, procurement of mill and farming equipment, and purchase of land for the mill and purchase/lease for agricultural operations.

Further, we are focused on utilizing our license for the patented process to convert poultry, hog, sugar and human wastes into ethanol, fertilizer and other products. Our initial target markets include municipalities and major companies that produce sugar and poultry wastes.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

We have a non-exclusive global license agreement from AGT Technologies LLC until the patent expires in June 2029, for a patented one-step enzyme process which converts sugar, poultry, hog and human wastes into ethanol and fertilizer. We have to pay our Licensor 50% of any sub-license fees that we receive. We also pay our Licensor 12% of all royalties on revenues produced from utilizing the technology. This 12% is calculated on the basis of net gross revenues which equal gross revenues less all direct costs associated with the production of the revenues.

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

Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable, the extent to which the cost of such activities is borne directly by customers

As a recently incorporated company, we have not undertaken any R&D activities, but we intend to have minimal R&D activities in 2013. The costs will be borne by the Company.

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

Number of total employees and number of full-time employees

We presently have 4 employees, Robert Kohn, our Chairman and Chief Executive Officer, Bonnie Nelson, Director of Business Strategy, a scientist, an accountant and various consultants and advisors. We intend to hire additional employees for project development and to manage and staff our operations as we raise capital and complete specific milestones that would require these employees. Each specific special purpose entity that is created for each biomass project will hire their own employees and staff for growing and milling operations. In the meantime, we will rely on present management, consultants and advisors to direct our business.

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

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended November 30, 2012, relative to our ability to continue as a going concern.  We had a working capital deficit of ($1,483,647) and we had a deficit accumulated during the development stage of ($2,244,437), as at November 30, 2012. Because our auditors have issued a going concern opinion, it means there is substantial uncertainty we will continue operations in which case you could lose your investment.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. As such we may have to cease operations and investors could lose their entire investment.

We have had no operations to date and have earned no operating revenues to date.

We have had no operations to date and no operating revenues.  We expect to incur losses in the coming fiscal year, and possibly beyond, due to significant costs associated with our business development activities. There can be no assurance that we will be able to successfully implement our business plan, or that our business development activities will ever lead to us generating sufficient revenues to fund our continuing operations or that we will ever generate positive cash flow from our operations.  Further, we can give no assurance that we will attain or thereafter sustain profitability in any future period. Since our resources are presently very limited, insufficient future revenues would result in termination of our operations, as we cannot sustain unprofitable operations unless additional equity or debt financing is obtained.

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

Our projects may be adversely affected if our license agreement with AGT Technologies, LLC is terminated.

Although we believe our relationships with our licensor is very good, our license agreement does provide that the licensor may terminate such agreements under certain circumstances.  Such events include but are not limited to, our failure to perform or observe any of our obligations or our filing of bankruptcy.

In the event that our license agreement is terminated by the licensor as provided in the license agreement, our business developments may be materially and adversely affected.

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

We are dependent upon Mr. Robert Kohn, our Chief Executive Officer, Secretary and a Director. The loss of Mr. Kohn or Ms. Nelson, a director, could have a material adverse effect upon our results of operations and financial position. We do not maintain “key person” life insurance for any of our officers. The loss of any of our officers could delay or prevent the achievement of our business objectives.

Delays or defects could result in delays in our proposed future production and sale of castor oil and other products and negatively affect our operations and financial performance.

Projects often involve delays for a number of reasons including delays in obtaining permits, delays due to weather conditions, or other events. Also, any changes in political administrations at each level that result in policy changes towards energy and other products produced from castor could also cause delays. If it takes us longer to plant our proposed plantations, our ability to generate revenues could be impaired. In addition, there can be no assurance that defects in materials and/or workmanship will not occur. Such defects could delay the commencement of operations of the plantation or cause us to halt or discontinue the plantation’s operation or reduce the intended production capacity. Halting or discontinuing plantation operations could delay our ability to generate revenues.

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

At this time, Robert Kohn, who has extensive experience in the energy and fuels business, are primarily responsible for the development and execution of our business plan.  Mr. Kohn has a long-term employment contract with the Company commencing January 2011; however after five years the contract may be terminated by the officer.  If Mr. Kohn should choose to leave us for any reason before we have hired additional personnel, our operations may fail. Even if we are able to find additional personnel, it is uncertain whether we could find qualified management who could develop our business along the lines described herein or would be willing to work for compensation the Company could afford.  Without such management, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment. We do not maintain “key person” life insurance for any of our officers.

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

We intend to operate in a very competitive industry with many established and well-recognized competitors. These competitors range from large, international oil companies such as Shell, Exxon-Mobil and BP who have announced plans to create renewable energy projects as well as International Paper to smaller renewable energy companies and tree growing companies. Most of our competitors (including all of the competitors named above) have substantially greater market leverage, distribution networks, and vendor relationships, longer operating histories and industry experience, greater financial, technical, sales, marketing and other resources, more name recognition and larger customer bases than we do and potentially may react strongly to our marketing efforts. Other competitive responses might include, without limitation, intense and aggressive price competition and offers of employment to our key marketing or management personnel. We may not be successful in the face of increasing competition from existing or new competitors, or the competition may have a material adverse effect on our business, financial condition and results of operations.  If we are not successful in competing with our competitors, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

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

Our directors and officers collectively own or have the right to vote approximately 37% of our outstanding Common Shares. In addition, on January 28, 2011, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote.  The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event.  On January 31, 2011, the Company issued one share of Series A Preferred Stock to China Energy Partners, LLC, an entity controlled by Mr. Robert Kohn, our Chief Executive Officer and a Director and Ms. Bonnie Nelson, a Director, with each owning 50% of that entity.  Through this entity, Mr. Kohn and Ms. Nelson are empowered with supermajority voting rights despite the amount of outstanding voting securities they each own.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our common stock is presently listed on the OTC QB market. On August 1, 2011, the SEC declared our registration statement on form S-1 effective. We were notified by FINRA on Friday, February 10, 2012, that we were approved to commence trading under the stock symbol “BOPO”. We commenced trading on Friday, February 17, 2012. There can be no assurance that a market for our common stock will be sustained. Therefore, purchasers of our shares may be unable to sell their securities, because there may not be a sustainable public market for our securities. As a result, you may find it more difficult to dispose of, or obtain accurate quotes of our common stock. Any purchaser of our securities should be in a financial position to bear the risks of losing their entire investment.

Our authorized capital consists of 500,000,000 common shares, par value $0.0001 per share (“Common Stock”), Holders of our Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. At March 8, 2013, 91,736,250 shares of our Common Stock are outstanding. Our shares of Common Stock are held by approximately 137 stockholders of record. The number of record holders was determined from the records of our transfer agent and NOBO lists.

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

For the period indicated, the following table sets forth the high and low closing prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Year 2012	High ($)	Low ($)
Fourth Quarter	0.15	0.06
Third Quarter	0.49	0.14
Second Quarter	0.75	0.22
First Quarter	0.75	0.55

Fiscal Year 2011 (1)	High ($)	Low ($)
Fourth Quarter	0.00	0.00
Third Quarter	0.00	0.00
Second Quarter	0.00	0.00
First Quarter	0.00	0.00

(1)	BOPO commenced trading on February 17, 2012.

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

On February 19, 2012, the Company authorized the issuance of 150,000 shares to be issued to an investment banker for services to be rendered primarily for project finance funding of Castor operations. The foregoing authorization of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act. These shares are accounted for as common stock payable.

On February 22, 2012, the Company sold 200,000 shares of our common stock for $0.25 per share. The foregoing authorization of the shares to be issued was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act. These shares are accounted for as common stock payable.

On June 7, 2012 the Company authorized the issuance of 30,000 shares of our common stock to be issued as payment for services rendered to a non-management director and an additional 20,000 shares for his position as Chairman of the audit committee. The foregoing authorization of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act. These shares are accounted for as common stock payable.

On October 18, 2012 a note holder exchanged $50,000 in debt for 200,000 shares at $.25 per share. The foregoing authorization of the shares to be issued was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act. These shares are accounted for as common stock payable.

Securities authorized for issuance under equity compensation plans

As of the date of this Annual Report, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

Unless the context otherwise requires, The "Company", "we," "us," and "our," refer to (i) BioPower Operations Corporation.; (ii) BioPower Corporation (“BC”), (iii) Green Oil Plantations Americas, Inc. (“GOP”), (iv) Global Energy Crops Corporation (GECC), FTZ Exchange LLC. and FTZ Energy Exchange Corporation.

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

On January 27, 2011, an agreement was signed between Green Oil Plantations Ltd. and their affiliates (“Green Oil”) and the Company for the exclusive fully paid up license for fifty (50) years to utilize Green Oil’s licensed technologies and turnkey model for growing energy crops in North America, South America, Central America and the Caribbean. The Company formed Green Oil Plantations Americas, Inc., as the operating company for this exclusive license. The Company has recorded a 100% impairment loss of $240,795 as relates to its license for Green Oils Plantations as of November 30, 2012. The company has not received the due diligence necessary to utilize the license and therefore considers the license worthless.

On August 1, 2011, our S-1 was approved by the Securities and Exchange Commission. On October 3, 2011, we closed the S-1.

On April 5, 2012, the Company received notice from The Depository Trust Company "DTC" of the eligibility effective immediately of its common shares for electronic trading under the OTCQB trading symbol "BOPO."

On May 12, 2012 we incorporated FTZ Energy Exchange Corporation, a 100% wholly-owned subsidiary for the future development of an energy exchange.

On June 7, 2012, the Company’s Chief Executive Officer contributed 100% of his member interest in FTZ Exchange, LLC, (“FTZ”) a 100% wholly owned subsidiary, to the Company for no consideration. FTZ is a licensing company that licenses business know-how and technology to build transaction fee based exchanges for the sale of products and services in vertical markets.

On August 2, 2012, the Company formed Agribopo, Inc., a 100% wholly-owned subsidiary for the future development of biomass related projects.

On November 27, 2012 the Company entered into a non-exclusive global license with Advanced Green Technologies, LLC. to convert biomass wastes from animals, humans and sugar manufacturers to ethanol, fertilizer and derivative products including animal feed.

As of November 30, 2012, we consider the Green Oils license worthless as the Licensor has not provided the due diligence necessary to enable funding for projects.

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

From inception (September 13, 2010) to November 30, 2012, the company's business operations have been primarily focused on developing our business plan, developing potential biomass projects, with a focus on castor oil projects, becoming a trading public company through an S-1 registration statement, raising money, and more recently, licensing technologies that can convert sugar, human, poultry and hog wastes into products such as ethanol, fertilizer and derivative products.

The Company has two primary focuses at this time, the castor projects in South America and Florida and the utilization of the license for the patented technology for the conversion of sugar, hog, poultry and human wastes.

Castor project

The Company has begun the process to obtain financing for a castor plantation and milling operation to supply castor oil to the U.S.A. We have located a hybrid seed that should result in high yields per acre. We have identified unique growing protocols that also may enhance the yield of seed thus oil by weight. We have identified an engineering firm to prepare both general and site specific engineering for permitting and construction purposes. We have identified the mill equipment to process the seed into oil and the agricultural equipment required to facilitate the growing protocols that have been identified. We are currently working on the development of a long-term (greater than one year) purchase agreement for the sale of castor oil. Although we have discussed various potential sites in the center of Florida, we have not made a final determination of the specific location.

We have also been in discussions for a Castor project in South America with a landowner who would provide initially 1681 hectares or 4,150 acres of land and the initial investment of approximately $10 Million USD financing for the project including a mill. The Company’s consultants have been to South America for initial review of the project and planned testing procedures. The discussions include the landowner setting up a special purpose entity wherein the Company would receive certain fees and a percentage of profits. It is contemplated the growing tests will be completed in less than one year, and if successful, the project would commence. The Company may have minimal revenues in 2013 from the testing. There can be no assurance that the South American Castor project will ever commence or be profitable.

The U.S.A. currently imports almost 100% of the castor oil used as a feedstock for the production of personal care, pharmaceuticals, polymers and plastics, adhesives, coatings and other specialty chemical products. The Company proposes to develop a project in Florida to grow proven hybrid castor which can be harvested within approximately 110 days per crop.  Given the rainfall, the temperature profile and the nature of the soil, it is anticipated that the land when developed will produce 2.6 to 3.0 metric tons of oil seeds per acre based on two crops per year. We will process the seeds into oil (43% of seed weight) with our own, vertically integrated mill which we consider critical to this project. Based on our ability to obtain financing in this fiscal year, we hope to realize revenues and profits from this operation in 2014.

There can be no assurance the above Castor projects will ever be achieved.

Licensed Technology

We have a global License for the patented one-step enzyme technology which converts wastes from poultry, hogs, humans and sugar to products such as fertilizer, cellulosic ethanol and other products. The patent expires in June 2029. We pay our Licensor 50% of any sub-license fees that we receive.  We also pay our Licensor 12% of all royalties on all revenues we earn from utilizing the technology.  This 12% is calculated on the basis of net gross revenues which equal gross revenues less all direct costs associated with the production of the revenues.

BioPower intends to focus initially on Municipalities who have a significant need to reduce their costs of the handling of sewage by utilizing the Company's licensed technology to reduce landfill costs by converting a portion of the sewage into products that do not have to go to the landfill but can be used for energy and fertilizer. The utilization of biomass residues is of paramount importance to achieve environmental sustainability by harnessing the potential of renewable resources in the production of clean energy and value added products.

The patented technology is a one-step platform that integrates enzymatic fermentation process that requires no pretreatment of the feedstock before fermentation. During the fermentation process the bacteria within the wastes are inactivated by the injected proprietary microbes that also hydrolyze natural biopolymers and simultaneously convert the hydrolyzed fermentable sugars into ethanol.

The process can also convert human waste which is reduced from the conversion of it to ethanol and CO2. Once commercialized, BioPower believes that the process will allow sewage treatment plants to potentially reduce or significantly eliminate their sludge volumes and create saleable Class A fertilizer in lieu of delivering pressed sludge to a landfill in an environmentally unsound method. The process allows farmers to utilize the bacteria free solids to be sold and utilized as an environmentally safe soil amendment or fertilizer. The process can also convert human waste which is reduced from the conversion of it to ethanol and CO2.

Once commercialized, BioPower believes that the process will allow sewage treatment plants to potentially reduce or significantly eliminate their sludge volumes and create saleable Class A fertilizer in lieu of delivering pressed sludge to a landfill in an environmentally unsound method. Savings result from less energy used in the processing of sludge, elimination of the hauling costs of treated sludge, reduced costs for land filling because of reduced volumes of sludge, and the added profit from ethanol and fertilizer sales. Water utilized in the fermentation stage is recycled back into the process minimizing waste streams from the process.

FTZ Exchange, LLC

On June 7, 2012, the Company’s Chief Executive Officer contributed 100% of his member interest in FTZ Exchange, LLC, (“FTZ”) a 100% wholly owned subsidiary, to the Company for no consideration. FTZ is a licensing company that licenses business know-how to build transaction fee based internet exchanges for the sale of products and services. The Company retains 10% of all license fees.

Health Exchange

FTZ has been in the development stage of a health exchange since January, 2012. FTZ currently owns 50% of the Qx Health Exchange with Quture, Inc. (“QUTR”).  This exchange is for the sale of health products and services for the communities of health product manufacturers, insurance companies, hospitals, physicians, healthcare providers, medical tourism and patients.  Quture and FTZ need to raise significant funds to build out the exchange. There can be no assurance such funding will ever be achieved or that the Qx Health Exchange will ever be launched.

Capacity Exchange

FTZ has executed a Strategic Alliance with Capacity 360, LLC to develop excess capacity transactions. Capacity 360, LLC is a company that assists Global 2000 corporations and other corporations to develop excess capacity strategies to optimize and monetize their unused, under-utilized manufacturing capacities and assets, with the goal of meeting each corporation's strategic goals. Capacity 360 needs to raise funding for their exchange. There can be no assurance such funding will ever be achieved or that the capacity exchange will ever be launched.

FTZ Energy Exchange Corporation

FTZ Energy Exchange Corporation was incorporated on May 14, 2012 as a wholly-owned subsidiary of BioPower to launch an energy exchange. FTZ will require funding to launch an energy exchange. There can be no assurance such funding will ever be achieved or that the energy exchange will ever be launched.

PLAN OF OPERATION

Since inception (September 13, 2010) to November 30, 2012, the Company has spent a total of $1,950,809 on the general and administrative costs. We have only generated minimal consulting revenue from non-business operations.

Since inception (September 13, 2010), the majority of the company's time has been spent refining its business plan, conducting industry research, developing potential projects, licensing biomass opportunities, reviewing technologies, preparing an S-1 and preparing for additional financing, funding of operations and funding of projects.

The Company is a development stage company primarily focused on (1) growing castor coupled with processing and/or conversion facilities to produce oils and biofuels and other derivative products and (2) to utilize the licensed waste conversion technology to convert human, sugar, hog and poultry wastes into ethanol, fertilizer and derivative products.

We have been in discussions for a Castor project in South America with a landowner who would provide the land and financing for the project. The Company’s consultants have been to South America for initial review of the project and planned testing procedures. The discussions include setting up a special purpose entity wherein the initial investment of approximately $10 Million USD would be made by the landowner. The Company could receive certain fees and a percentage of profits. It is contemplated the growing tests will be completed within one year, and if successful, the project would commence. There can be no assurance that the South American Castor project will ever commence or be profitable.

Second, we are focused on utilizing our patented licensed technology to convert human, sugar, poultry and hog waste to fertilizer and ethanol. Municipalities are our first target for the utilization of this process.

We estimate our maximum operating expenses and working capital requirements for the next twelve month period to be as follows:

Business development costs	$500,000
Research & development costs including patents	600,000
Management and Consulting	1,200,000
General and Administrative	600,000
Total	$2,900,000

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

If we are successful and we are able to raise the entire $2,900,000, we will have sufficient funds to meet business development costs, management and consulting fees, and research and development costs  for  the  current fiscal year, and we will be able  to implement key aspects  of  our  business  plan,  including  business  development costs  for  our  energy growing operations and use of the license for the patented biomass waste conversion process.   We would have a total of $600,000 remaining for working capital.   We expect these amounts will be sufficient to initiate and sustain our business development activities for one year.

Upon  having  been  successful in raising  $2,500,000, the salary  obligation to our CEO and Director of Business Strategy  will come  into  effect,  and  one year’s salary accrual will be due with  amounts  accrued for expenses to  date,  and  then monthly salary amounts  going  forward.   The initial annual amounts are $200,000 and $125,000 respectively.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following analysis reflects the consolidated results of operations of BioPower Operations Corporation and its subsidiaries.

Fiscal 2012 as Compared with Fiscal 2011

2012	BioPower Operations Corp	BioPower Corporation	FTZ Exchange, LLC	Total
Operating expenses (1)	$(912,773)	$(57,766)	$(3,779)	$(974,318)
Depreciation and amortization	(10,552)	-	-	(10,552)
Consulting revenue	63,571	-	-	63,571
Other income (expense)	(352,638)	(511)	-	(353,149)
Net income (loss) (1)	$(1,212,392)	$(58,277)	$(3,779)	$(1,274,448)

2011	BioPower Operations Corp	BioPower Corporation	FTZ Exchange, LLC	Total
Operating expenses	$(868,360)	$(88,593)	$-	$(956,953)
Depreciation and amortization	(7,652)	-	-	(7,652)
Other income (expense)	(3,690)	(360)	-	(4,050)
Net income (loss)	$(879,702)	$(88,953)	$-	$(968,655)

(1)	Includes $400.00 for Global Energy Crops Corporation and Green Oils Plantations of America filing fees of $150.00 each and FTZ Energy Corporation $100.00 in filing fees.

Other Income - Consulting Fee.  Other income from consulting fees was 63,571 for the year ended November 30, 2012, compared to $0 for the comparable period in 2011, for an increase of $63,571. The increase is due to a non-operating business consulting agreement.

Cost of Sales.  There is no cost of sales as operations have not commenced.

Operating Expenses and Depreciation.  Operating expenses and depreciation for the year ended November 30, 2012, increased $20,465 (2%) to $984,870 for 2012 as compared to $964,605 for the same period in 2011. The table below details the components of operating expense, as well as the dollar and percentage changes for the year ended November 30.

	For Years Ended November 30,
	2012	2011	$ Change	% Change

Wage and wage related costs	$551,243	$535,048	$16,195	3%
Professional fees	232,530	207,798	24,732	12%
Insurance costs	45,853	20,409	25,444	125%
Rent - building and equipment	44,058	29,372	14,686	50%
Travel and related	61,000	79,602	(18,602)	-23%
Miscellaneous expenses	39,634	84,723	(45,089)	-53%
Depreciation and amortization	10,552	7,652	2,900	38%

Total Operating Exp. & Depreciation	$984,870	$964,604	$20,266	2%

Wage and wage related costs, which includes salaries, commissions, taxes and benefits, increased $16,195 (3%), due to salaries being recorded for a full year in 2012 versus 11 months in 2011.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees increased for the year ended November 30, 2012 versus the same period last year by 24,732, 12% due to: increased accounting and legal fees and transfer agent fees starting in 2012.

Insurance costs in the year ended November 30, 2012, were $45,853 compared to $20,409 for the same period in 2011, an increase of $25,444 (125%). The increase is attributable to the cost of directors’ and officers’ liability insurance in 2012 which was not in effect in 2011.

Rent increased by $14,686 (50%) to $44,058 in the year ended November 30, 2012, as compared to $29,372 for the same period in 2011, due to the Company’s corporate office rental commencing in April 2011.

Travel expense for the year ended November 30, 2012 of $61,000 compared to the same period for 2011 of $79,602 for a decrease of $18,602 (23%) is a result of international travel associated with our licensed technologies in 2011 that was not repeated during 2012 and less travel related to business development activities in 2012.

Miscellaneous expense decreased 45,089 (53%) to $39,634 for the year ended November 30, 2012, as compared to $84,723 for the same period in 2011. The decrease is attributable to a mix of increases and decreases in expenses that are not material in aggregate.

Depreciation expense in our operating expenses for the year ended November 30, 2012 of $10,552 compared to the same period for 2011 of $7,652 increased as a result of the amortization of the license.

Other Income (Expense).Other income (expense) includes interest income, interest expense and other non-operating income. Other expense for the year ended November 30, 2012 was $353,149 compared to other expense of $4,050 for the same period last year. The increase in other expense from 2011 of $349,099 is the result of consulting revenue of $63,571, loss on the sale of securities of $118,640, loss on impairment of $240,795, interest expense of $120,453 and loan cost of $6,250 in 2012 as compared to interest expense of $4,050 in 2011.

Net Loss and Net Loss per Share.Net loss for the year ended November 30, 2012 was $1,274,448, compared to $968,655 for the same period in 2011, for an increased net loss of $305,793 (31.5%). Net loss per share for the year ended November 30, 2012 was $0.01 compared to $0.01 in the same period for 2011, based on the weighted average shares outstanding of 90,280,000 and 78,142,274, respectively. The decreased net loss for the year ended November 30, 2012 compared to the same period in 2011 arose from the following: (i) non-operating consulting revenues of $63,571, (ii) an increase in professional fees of $24,732 (iii) decreased travel and related expenses of $18,602, and (iv) a decrease in miscellaneous expenses if $45,089 offset partially by (i) increased wage and wage related costs of $16,195, (ii) increased insurance costs of $25,444, (iii) increased rent costs of $14,686, and (iv) increased depreciation and amortization expense of $2,900.

We did not have any operating revenues during the years ended November 30, 2012 and 2011, or since inception in September of 2010.

We incurred operating expenses of $984,870 and $964,604 for the years ended November 30, 2012 and 2011, respectively. Our operating expenses primarily consisted of development, accounting, audit and legal, consulting, employee accrued salaries and administrative expenses.

The Company realized a net loss from continuing operations of $1,274,448 and $2,244,437 for the year ended November 30, 2012, and since inception in 2010, respectively.

Liquidity and Capital Resources

The Company does not currently have sufficient resources to cover on-going expenses and expansion. As of November 30, 2012, the Company had cash of $16,956 and current liabilities of $1,539,355.  Our current liabilities include accrued salaries of $755,365. Our operations used $561,710 in cash since inception in September 2010.  We have historically financed our operations primarily through private placements of common stock, loans from third parties and loans from our Officer.

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

Development Stage

The Company's audited consolidated financial statements are presented as those of a development stage enterprise as defined in FASB ASC 915 because since September 2010 it has not commenced operations that have resulted in revenues being generated from planned and principal operations. The Company’s efforts have been devoted primarily to activities related to raising capital and activities working toward the development of our first biomass project and utilization of a license with a patented technology for the conversion of wastes including poultry, hog, human and sugar. The Company, while seeking to implement its business plan, will look to obtain additional debt and/or equity related funding opportunities. The Company has not generated any operating revenues since inception.

Going concern

As reflected in the accompanying audited consolidated financial statements, the Company has a net loss of $1,274,448 and net cash used in operations of $242,390 for the year ended November 30, 2012; and a working capital deficit of $1,483,467 and a deficit accumulated during the development stage of $2,244,437 at November 30, 2012.

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

The warrants were valued using the Black Scholes model using the following assumptions:  stock price at valuation, $0.25; strike price, $1.00; risk free rate 0%; 1 year term; and volatility of 150%.  The Company attributed $60,800, related to the Series A warrants of the total proceeds associated with the transaction to the warrants based on the relative fair value of the warrants.  After applying the fair market values of the warrants, the remaining value was attributed to the 4,150,000 shares of common stock.

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

The following shares were authorized but have not been issued. They have been accounted for as common stock payable.

On February 23, 2012, the Company sold an investor 200,000 shares of our common stock at par value $0.0001 for $0.25 per share. The shares to be issued will be effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act. These shares are accounted for as common stock payable.

On March 26, 2012, the Company entered into a consulting agreement. The Company paid a fee of 150,000 shares of common stock, having a fair value of $97,500 ($0.65/share), based upon the quoted closing trading price. The shares to be issued will be effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act. These shares are accounted for as common stock payable.

On April 26, 2012, the Company paid a fee of 50,000 shares, 30,000 shares to an outside Director and 20,000 shares the same outside Director for his role as Chairman of the Audit committee. The shares to be issued will be effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act. These shares are accounted for as common stock payable.

On October 18, 2012 a third party lender who had advanced $50,000 during April and May 2012, converted the loan into 200,000 restricted shares of the Company at $0.25 per share. The shares to be issued will be effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act. These shares are accounted for as common stock payable.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes to manage our interest rate risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated audited financial statements for the fiscal years ended November 30, 2012 and 2011, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer/chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon its current evaluation, the Company has concluded that the Company's current disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we determined that, as of November 30, 2012, our internal control over financial reporting was not effective based on those criteria. The Company's management, including its Chief Executive Officer and Principal Financial Officer, does not expect that the Company's disclosure controls and procedures and its internal control processes will prevent all error. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission, which permanently exempt smaller reporting companies.

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fiscal year ended November 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following are the officers and directors of the Company as of the date of this report.

Name	Age	Position

Robert D. Kohn	62	Chairman of the Board, Chief Executive Officer and Chief Financial Officer

Bonnie Nelson	61	Director and Director of Business Strategy

Michael Dinkes Esq. C.P.A.	70	Director and Chairman of the Audit Committee

Robert Kohn, CEO and Chief Executive Officer, Director and Co-Founder

Mr. Kohn has been a director and officer of BioPower Corporation of Florida since September 13, 2010, and has been integrally involved in the formation and development of this business. At present, this role requires 100% of his time. From July 2009 until September 2010, Mr. Kohn was the Chief Financial Officer of Proteonomix, Inc., a public company involved in stem cell research. Mr. Kohn from November 2009 to September 2010 had also been a consultant to Clenergen Corporation, a reporting issuer and was also a board member until January 25, 2011. From 2006 to 2008, Mr. Kohn was the CEO and CFO of Global Realty Development Corp. and was hired to liquidate multiple Australian real estate development companies, which he accomplished. From 1999 – 2002, Mr. Kohn was the co-founder and CEO of AssetTrade which today is GoIndustry with approximately 1,300 employees in 20 countries. From 1996 to 1999 Mr. Kohn was President of Entrade (“energy trading”), a subsidiary of Exelon Corporation, one of the largest electric utilities in the United States. Mr. Kohn has a B.B.A. in accounting from Temple University and is a C.P.A. and formerly a tax consultant with Deloitte Touché.

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

Michael Dinkes, Esq., C.P.A. Director

Mr. Dinkes has been a Director of the Company since April 26, 2012. For the last four years he has been a self employed C.P.A. Prior to 2009, Mr. Dinkes was a Partner at Lazard, Levine and Felix C.P.A. firm in New York for 14 years. For two years prior to Lazard he was employed by the A.I.C.P.A. He serves as the Chairman of the Audit committee. Mr. Dinkes has a J.D. from NYU School of Law and is admitted to practice in the State of New York. Mr. Dinkes is also a C.P.A. and admitted to practice in the States of New York and Connecticut. He earned a B.B.A. from Baruch School of Business.

Board Committees

We currently have an audit committee but do not have nominating or compensation committees.  Currently, Michael Dinkes, Esq. C.P.A. is the Chairman of the Audit Committee. Our entire board of directors is responsible for the functions that would otherwise be handled by these committees.  We intend, however, to establish, a nominating committee and a compensation committee of the board of directors as soon as practicable.  We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.  The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures.  The compensation committee will be primarily responsible for reviewing and approving our salary and benefit policies (including stock options), including compensation of executive officers.

Audit Committee Financial Expert

The Board of Directors has determined that Michael Dinkes, Esq., C.P.A. is our Audit Committee financial expert, as defined under Item 407(d)(5)(i) of Regulation S-K.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees and officers, and the members of our Board of Directors. A copy of the code of ethics has been previously filed as Exhibit 14.1.

Section 16(a) Beneficial Reporting Compliance

Directors, executive officers and holders of more than 10% of our outstanding common stock are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of transactions in securities of the Company on Forms 3, 4, and 5. Based solely on its review of such forms received by it, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors were complied with during the fiscal year ended November 30, 2012.

ITEM 11. EXECUTIVE COMPENSATION

The following is a summary of the compensation we accrued for our executive officers, for the two fiscal years ended November, 2012 and 2011.

Summary Compensation Table

Name and Position(s)	Year	Salary($)		Total Compensation

Robert D. Kohn (1)	2012		$200,000		$200,000
CEO and Director	2011		$183,333		$183,333

Bonnie Nelson (2)	2012		$125,000		$125,000
Director and Director of Business Strategy	2011		$114,583		$114,583

Dale S. Shepherd (3)	2012	$		$
Former President and COO	2011		$125,000		$125,000

(1)	Mr. Kohn was appointed as our Chief Executive Officer, Chief Financial Officer, Secretary and Director on January 5, 2011.

(2)	Ms. Nelson was appointed as our Director and Executive VP of Business Strategy on January 5, 2011.

(3)	Mr. Shepherd was appointed as our President and Chief Operating Officer effective February 1, 2011 and resigned on August 9, 2012.

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

Welfare Benefit Plans: During the Term, each person and/or his family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company and its subsidiaries (including, without limitation, medical, prescription, dental, disability, salary continuance, employee life, group life, accidental death and travel accident insurance plans and programs), at least as favorable as the most favorable of such plans, practices, policies and programs in effect at any time hereafter with respect to other key executives. In August 2012, the Board of Directors agreed to set a policy that would reimburse the executives up to $2,000 per month for medical expenses and up to $500 for home office expenses on a use or lose basis for each month.

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

The Company's directors who are also employees do not receive remuneration from the Company unless approved by the Board. No compensation has been paid to the Company's directors since inception. Mr. Dinkes, an outside Director received 30,000 shares of common stock as a Director and 20,000 shares of stock as Chairman of the audit committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information concerning beneficial ownership of our capital stock as of January 12, 2012 by:

☐	each stockholder, or group of affiliated stockholders, who owns more than 5% of our outstanding capital stock;

☐	each of our named executive officers;

☐	each of our directors; and

☐	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 91,736,250 shares of Common Stock outstanding as of March 8, 2013.

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

Name	Office	Shares Beneficially Owned (1)	Percent of Class (2)

Officers and Directors

Robert D. Kohn	Director and CEO, CFO	18,475,000	20.14%

Michael Dinkes, C.P.A. Esq.	Director	50,000	%

Bonnie Nelson	Director and Director of Business Strategy	14,025,000	15.29%

All officers and directors as a group (3 persons named above)		32,550,000	35.48%

Security Ownership of Certain Beneficial Owners

The following table sets forth all of the beneficial owners known to us to own more than five (5) percent of any class of our voting securities as of February 20, 2012.

		Amount and Nature of Beneficial
Title of Class	Name and Address of Beneficial Owner*	Ownership	Percent of Class (1)

Common	Robert Kohn	18,475,000 Direct	20.14%

Series A Preferred Stock	China Energy Partners, LLC (2)	1 Indirect	100%

Common	Riskless Partners, LLC (3)	14,025,000 Direct	15.29%

Series A Preferred Stock	China Energy Partners, LLC (2)	1 Indirect	100%

*The address of each shareholder is c/o BioPower Operations Corporation, 1000 Corporate Drive, Suite 200, Fort Lauderdale, Florida, 33334.

(1) The percent of class is based on the total number of shares outstanding of 91,736,250 as of March 8, 2013, and excludes 38,850,000 shares owned by certain related parties.

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

On February, 1, 2011, the Company sold 1,000,000 shares of its common stock at par value of $0.0001per share for $100 in cash to Dale Shepherd, our former President and COO.

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

Director Independence

As of the date of this filing, we have one independent director.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following lists fees billed by Berman & Co., current auditors for the Company, for the years ended November 30, 2012 and 2011:

	2012		2011

Audit Fees		$42,500	$24,564
Audit Related Fees			1,500
Tax Fees		-	-
All Other Fees	$		$16,936

In the event that we should require substantial non-audit services, the audit committee would pre-approve such services and fees.

PART IV

ITEM 15. EXHIBITS

EXHIBITS

Number	Description

3.1	Articles of Incorporation	Previously filed(1)

3.1(a)	Amendment to Articles of Incorporation	Previously filed(1)

3.1(b)	Certificate of Designation of the Rights, Preferences and Privileges
	Of Series A Preferred Stock of BioPower Operations Corporation	Previously filed(1)

3.2	Bylaws	Previously filed(1)

4.1	Specimen of Stock Certificate	Previously filed(1)

5.1	Legal Opinion & Consent of Attorney	Filed herewith

10.1	Employment Agreement between Robert Kohn and the Company dated January 5, 2011.	Previously filed(1)

10.2	Employment Agreement between Bonnie Nelson and the Company dated January 5, 2011.	Previously filed(1)

10.3	Employment Agreement between Dale Shepherd and the Company dated January 5, 2011.	Previously filed(1)

10.4	Lock-Up Agreement between the Company and the Ford Irrevocable Trust, dated January 18, 2011	Previously filed(2)

10.5	Lock-Up Agreement between the Company and the Fox Irrevocable Trust, dated January 18, 2011	Previously filed(2)

10.6	Exclusive License Agreement between Clenergen Corporation and BioPower Corporation, dated November 30, 2010	Previously filed(5)

10.7	Form of Subscription Agreement for Offering	Previously filed(2)

10.8	Exclusive Fully Paid Up License Agreement between Green Oil Plantations LTD.	Previously filed (4)
and BioPower Operations Corporation

10.9	Warrant to Purchase 1,000,000 shares of Common Stock of BioPower Operations Corporation, dated January 11, 2011	Previously filed(2)

10.10	Lock-Up Agreement between the Company and Robert Kohn, dated January 18, 2011	Previously filed(2)

10.11	Lock-Up Agreement between the Company and Janet Kohn, dated January 18, 2011	Previously filed(2)

10.12	Lock-Up Agreement between the Company and Noslen, LLC, dated January 31, 2011	Previously filed(2)

10.13	Lock-Up Agreement between the Company and LB Persistence, LLC, dated January 31, 2011	Previously filed(2)

10.14	Lock-Up Agreement between the Company and the David B. Cohen 2011 Irrevocable Trust, dated January 31, 2011	Previously filed(2)

10.15	Lock-Up Agreement between the Company and the Cohen Family 2011 Irrevocable Trust, dated January 31, 2011	Previously filed(2)

10.16	Lock-Up Agreement between the Company and E10ST LLC, dated January 31, 2011	Previously filed(2)

10.17	Lock-Up Agreement between the Company and the Jessica Leopold Irrevocable Trust, dated January 31, 2011	Previously filed(2)

10.18	Lock-Up Agreement between the Company and Green Oil Plantations, Ltd, dated March 9, 2011	Previously filed(2)

10.19	Lock-Up Agreement between the Company and Dale Shepherd, dated January 23, 2011	Previously filed(2)

10.20	Lock-Up Agreement between the Company and Riskless Partners, LLC, dated January 18, 2011	Previously filed(2)

10.21	Lock-Up Agreement between the Company and TipTop Irrevocable Trust, dated January 19, 2011	Previously filed(2)

10.22	Amended Exclusive License Agreement between Clenergen Corporation and BioPower Corporation, dated March 9, 2011	Previously filed(2)

10.23	Demand Note, dated November 30, 2010, issued to Mr. Robert Kohn	Previously filed (4)

10.24	Demand Note, dated November 30, 2010, issued to Ms. Bonnie Nelson	Previously filed (4)

10.25	Sublease, dated March 18, 2011 between the Company and Carlson Wagonlit Travel, Inc.	Previously filed (5)

10.26	Amended Exclusive License Agreement between Clenergen Corporation and BioPower Corporation, dated March 9, 2011	Previously filed (4)

10.27	Letter Agreement by and between the Company and Halcyon Cabot Ltd. dated January 5, 2012

10.28	Quture Advisory Agreement dated February 13, 2012 (7)

10.29	Dale Shepherd, President of BioPower, Loan Agreement dated February 22, 2012

21.1	List of Subsidiaries	Previously filed(2)

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Gersten Savage LLP (included in Exhibit 5.1)	Previously Filed (6)

31.1	Certifications of Robert Kohn pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Robert Kohn pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T

Footnotes:

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-172139) filed with the SEC on February 09, 2011.

(2)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated March 16, 2011.

(3)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated April 8, 2011.

(4)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated April 29, 2011.

(5)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated May 18, 2011.

(6)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated July 21, 2011.

(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 17, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOPOWER OPERATIONS CORPORATION.

Date: March 18, 2013	By:	/s/ Robert Kohn
Robert Kohn
Chief Executive Officer, Chief Financial Officer, Director (principal executive officer and principal financial officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name and Title	Date

/s/ Robert Kohn	March 18, 2013
Robert Kohn
Chief Executive Officer and Director
(Principal Executive officer)

/s/ Robert Kohn	March 18, 2013
Robert Kohn
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Financial Statements

November 30, 2012 and 2011

CONTENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-3

Balance Sheets – As of November 30, 2012 (Consolidated) and November 30, 2011	F-4

Statements of Operations and accumulated other comprehensive loss –
Year Ended November 30, 2012 (Consolidated), from September 13, 2010 (Inception) to November 30, 2011, and from September 13, 2010 (Inception) to November 30, 2012 (Consolidated)	F-5

Statement of Stockholders’ Deficit –
From September 13, 2010 (Inception) to November 30, 2012 (Consolidated)	F-6

Statements of Cash Flows –
Year Ended November 30, 2012 (Consolidated), from September 13, 2010 (Inception) to November 30, 2011, and from September 13, 2010 (Inception) to November 30, 2012 (Consolidated)	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

BioPower Operations Corporation

We have audited the accompanying consolidated balance sheets of BioPower Operations Corporation and Subsidiaries, (a development stage company) as of November 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years ended November 30, 2012 and 2011 and the period from September 13, 2010 (inception) to November 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioPower Operations Corporation and Subsidiaries as of November 30, 2012 and 2011, and the results of its operations and comprehensive loss, and its cash flows for the years ended November 30, 2012 and 2011 and the period from September 13, 2010 (inception) to November 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a net loss of $1,274,448 and net cash used in operations of $242,190 for the year ended November 30, 2012. The Company also has a working capital deficit of $1,483,467 and a stockholders’ deficit of $1,478,046 at November 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Boca Raton, Florida

March 15, 2013

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	November 30, 2012	November 30, 2011
Assets
Current Assets
Cash	$16,956	$6,111
Available-for-sale securities	38,250	-
Prepaid expenses	682	6,354
Total Current Assets	55,888	12,465

Equipment - net	18,761	24,313

Other Assets
License - net	-	245,795
Security deposit	11,660	11,660
Total Other Assets	11,660	257,455

Total Assets	$86,309	$294,233

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$413,586	$87,775
Accounts payable and accrued expenses - related parties	755,365	458,685
Deferred consulting revenue	31,429	-
Common stock payable	208,500	-
Note payable	89,800	-
Notes payable - related parties	40,675	-
Convertible debt - net	-	3,571
Total Current Liabilities	1,539,355	550,031

Long-Term Liabilities
Deferred consulting revenue	25,000	-
Total Long Term Liabilities	25,000	-
Total Liabilities	1,564,355	550,031

Stockholders' Deficit
Preferred stock, $1 par value; 10,000 shares authorized; 1 share issued and outstanding	1	1
Common stock, $0.0001 par value, 500,000,000 shares authorized; 90,280,000 and 90,280,000 shares issued and outstanding	9,028	9,028
Additional paid-in capital	795,162	705,162
Deficit accumulated during the development stage	(2,244,437)	(969,989)
Accumulated other comprehensive loss	(37,800)	-
Total Stockholders' Deficit	(1,478,046)	(255,798)

Total Liabilities and Stockholders' Deficit	$86,309	$294,233

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations and accumulated other comprehensive loss

	Year Ended November 30, 2012		September 13, 2010 (Inception)
	2012	2011	to November 30, 2012

Expenses
General and administrative expenses	$421,155	$421,598	$844,088
General and administrative expenses - related parties	563,715	543,006	1,106,721
Total	984,870	964,604	1,950,809

Other Income (Expense)
Consulting revenue	63,571	-	63,571
Interest expense	(51,665)	-	(51,665)
Interest expense - related parties	(69,299)	(4,050)	(73,349)
Loan cost	(6,250)	-	(6,250)
Loss on impairment of license agreement	(240,795)	-	(240,795)
Gain on settlement of consulting revenue receivable	133,500	-	133,500
Loss on sale of available-for-sale marketable securities	(118,640)	-	(118,640)
Total Other (Expense) - net	(289,578)	(4,050)	(293,628)

Net loss	(1,274,448)	(968,655)	(2,244,437)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding during the year/period - basic and diluted	90,280,000	78,142,274	76,099,394

Comprehensive loss
Net loss	$(1,274,448)	$(968,655)	$(2,244,437)
Unrealized loss on available-for-sale marketable securities	(37,800)	-	(37,800)
Comprehensive loss	$(1,312,248)	$(968,655)	$(2,282,237)

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
From September 13, 2010 (Inception) to November 30, 2012

					Additional	Deficit	Accumulated Other	Total
	Preferred Stock, $1 Par Value		Common Stock, $0.0001 Par Value		Paid In	Accumulated during	Comprehensive	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Development Stage	Loss	Deficit

Issuance of common stock - founders ($0.0001)	-	$-	10,000	$1	$-	$-	$-	$1

Net loss - September 13, 2010 (Inception) to November 30, 2010	-	-	-	-	-	(1,334)		(1,334)

Balance - November 30, 2010	-	-	10,000	1	-	(1,334)	-	(1,333)

Cancellation of common stock - founders	-	-	(10,000)	(1)	-	-	-	(1)
								-
Issuance of preferred stock - founders ($1/share)	1	1	-	-	-	-	-	1
								-
Issuance of common stock - founders ($0.0001/share)	-	-	32,500,000	3,250	-	-	-	3,250
								-
Issuance of common stock - related parties ($0.0001/share)	-	-	12,300,000	1,230	-	-	-	1,230
								-
Issuance of common stock ($0.0001/share)	-	-	39,100,000	3,910	-	-	-	3,910
								-
Issuance of common stock ($0.25/share)	-	-	1,200,000	120	299,880	-	-	300,000
								-
Issuance of common stock ($0.50/share)	-	-	30,000	3	14,997	-	-	15,000
								-
Issuance of common stock for services rendered ($0.012/share)	-	-	4,150,000	415	49,585	-	-	50,000
								-
Issuance of common stock for license ($0.25/share)	-	-	1,000,000	100	249,900	-	-	250,000
								-
Warrants issued for services rendered	-	-	-	-	60,800	-	-	60,800
								-
Debt discount - related party	-	-	-	-	30,000	-	-	30,000

Net loss for the year ended November 30, 2011	-	-	-	-	-	(968,655)	-	(968,655)

Balance - November 30, 2011	1	1	90,280,000	9,028	705,162	(969,989)	-	(255,798)

Debt discount	-	-	-	-	50,000	-	-	50,000

Debt Discount - related party	-	-	-	-	40,000	-	-	40,000

Unrealized loss on available-for-sale marketable securities	-	-	-	-	-	-	(37,800)	(37,800)

Net loss for the year ended November 30, 2012	-	-	-	-	-	(1,274,448)	-	(1,274,448)

Balance - November 30, 2012	1	$1	90,280,000	$9,028	$795,162	$(2,244,437)	$(37,800)	$(1,478,046)

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Year Ended November 30,			September 13, 2010 (Inception)
	2012	2011		to November 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,274,448)		$(968,655)	$(2,244,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of license	5,000		4,205	9,205
Impairment of license	240,795		-	240,795
Depreciation	5,552		3,447	8,999
Amortization of debt discount	116,429		3,571	120,000
Loan cost	6,250		-	6,250
Stock issued for services rendered	-		50,000	50,000
Warrants issued for services rendered	-		60,800	60,800
Available-for-sale securities received as consideration for consulting revenue	(120,000)		-	(120,000)
Gain on settlement of consulting revenue receivable	(133,500)		-	(133,500)
Loss on sale of available-for-sale marketable securities	118,640		-	118,640
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Prepaid expenses	5,672		(6,354)	(682)
Security deposit	-		(11,660)	(11,660)
Increase/(Decrease) in:
Accounts payable and accrued liabilities	325,811		87,245	413,586
Accounts payable and accrued liabilities - related party	296,680		458,685	755,365
Common stock payable for services rendered	108,500		-	108,500
Deferred revenue	56,429		-	56,429
Net Cash Used In Operating Activities	(242,190)		(318,716)	(561,710)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available-for-sale securities	52,560		-	52,560
Purchase of equipment	-		(27,760)	(27,760)
Net Cash Provided By (Used In) Investing Activities	52,560		(27,760)	24,800

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	50,000		-	50,000
Proceeds from convertible debt - related party	40,000		30,000	70,000
Proceeds from notes payable - related parties	42,092		2,954	65,973
Proceeds from notes payable	20,800		-	20,800
Repayment of notes payable - related parties	(1,417)		(23,881)	(25,298)
Repayment of notes payable	(1,000)		-	(1,000)
Proceeds from issuance of preferred stock	-		1	1
Proceeds from issuance of common stock to be issued	50,000		323,389	373,390
Net Cash Provided By Financing Activities	200,475		332,463	553,866

Net Increase (Decrease) in Cash	10,845		(14,013)	16,956

Cash - Beginning of Year/Period	6,111		20,124	-

Cash - End of Year/Period	$16,956		$6,111	$16,956

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-		$-	$-
Interest	$-		$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for license	$-		$250,000	$250,000
Debt discount recorded on convertible debt	$50,000		$-	$50,000
Debt discount recorded on convertible debt - related party	$40,000		$30,000	$70,000
Conversion of convertible debt to common Stock Payable	$50,000	$		$50,000
Reclassification of related party note to third party note payable	$70,000		$-	$70,000
Cancellation of common stock - founders	$-		$1	$1

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2012 and 2011

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

The Company intends to grow biomass crops and will use milling operations to produce oils, biofuels, electricity and other biomass products. The Company also intends to license, joint venture and build facilities by utilizing its license for the patented technology that converts, poultry, hog, human and sugar wastes to cellulosic ethanol, fertilizer and other products.

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

November 30, 2012 and 2011

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

Such estimates and assumptions for the periods ended November 30, 2012 and 2011, affect, among others, the following:

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company had no cash equivalents at November 30, 2012 and 2011.

Marketable Securities

(A) Classification of Securities

At the time of acquisition, a security is designated as held-to-maturity (“HTM”), available-for-sale (“AFS”), or trading, which depends on ability and intent to hold such security to maturity. Securities classified as trading and AFS are reported at fair value, while securities classified as HTM are reported at amortized cost.

Any unrealized gains and losses are reported as other comprehensive income (loss). Realized gains (losses) are computed on a specific identification basis and are recorded in net capital gains (losses) on investments in the combined consolidated statements of operations.

During 2012, the Company sold 10,000,000 shares of their AFS securities, having a cost basis of $169,000 (0.0169/share), for proceeds of $52,560, resulting in a loss on sale of $116,440. In addition, the Company was required to pay 500,000 shares in AFS securities, having a cost basis of $8,450 and FMV of $6,250 as a collection fee, which resulted in an additional loss of $2,200. See Note 12

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2012 and 2011

The Company’s cost basis in AFS was as follows:

	Amount	Shares
AFS Acquired – February 2012	$253,500	15,000,000
Sales in 2012 – at cost	(169,000)	(10,000,000)
Collection fee	(8,450)	(500,000)
Balance – November 30, 2012	$76,050	4,500,000

The composition of the Company’s investments at November 30, 2012, classified as current assets, is as follows:

	Cost	Fair Value	Unrealized Loss
Common stock – public company	$76,050	$38,250	$37,800
Total available for sale securities	$76,050	$38,250	$37,800

Investment income (loss) for the year ended November 30, 2012 and 2011 is as follows:

	2012	2011

Gross realized losses from sale of available for sale securities	$(118,640)	$-
Net unrealized holding gain (loss)	(37,800)	-
Net investment income (loss)	$(156,440)	$-

The Company has a 100% concentration on one publicly traded stock.

(B) Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. At November 30, 2012, no such impairments were recorded.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2012 and 2011

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

Equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  There were no impairment charges taken during the periods ended November 30, 2012 and 2011.

Intangible Assets

Identifiable intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of potential impairment exist. See Notes 8(c) and 9.

Investment in Joint Venture

FTZ has entered into a Joint Venture with QX, a third party, to engage in the business of becoming an independent medical & health network for hospitals, physicians, outpatient and urgent care centers, dental care, vision care, insurance companies, alternative medicine, medical tourism, pharmaceutical companies, vendors and patients.

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

As of November 30, 2012, the Joint Venture had no activity.

Convertible debt, Beneficial Conversion Feature and Debt Discount

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

November 30, 2012 and 2011

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

When computing fair value, the Company may consider the following variables:

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.
●	The Company has not paid any dividends on common stock since inception and does not anticipate paying dividends on its common stock in the near future.
●	The expected option term is computed using the “simplified” method as permitted under the provisions of Staff Accounting Bulletin (“SAB”) 110.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2012 and 2011

●	The expected volatility is based on the historical volatility of the Company’s common stock, based on the daily quoted closing trading prices.
●	The forfeiture rate is based on the historical forfeiture rate for unvested stock options.

As of November 30, 2012, all shares not yet issued are included as a component of common stock payable.

Earnings per share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company does not include shares not yet issued that were included as a component of common stock payable in the earnings per share calculation.

Since the Company reflected a net loss in 2012 and 2011, considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

The Company has the following potential common stock equivalents at November 30, 2012 and 2011:

	November 30, 2012	November 30, 2011

Warrants (1)	-	1,000,000
Convertible debt (2)	-	120,000
Total common stock equivalents	-	1,120,000

(1) On January 11, 2012, the 1,000,000 warrants expired unexercised.

(2) As of November 30, 2012, the convertible notes matured and were reclassified to demand notes.

Also see Note 7.

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

November 30, 2012 and 2011

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

Deferred Revenue

Deferred revenue represents revenues that were received, but not earned as of November 30, 2012. This is composed of revenues for advisory fees that were received in advance and will be recorded as revenue when earned over the term of the consulting agreement. See Note 12.

Recent Accounting Pronouncements

There are no new accounting pronouncements that are expected to have any material impact on the Company’s consolidated financial statements.

Reclassification

We have reclassified certain prior period amounts to conform to the current period presentation. These reclassifications have no effect on the financial position or on the results of operations or cash flows for the periods presented.

Note 3 Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,274,448 and net cash used in operations of $242,190 for the year ended November 30, 2012; and a working capital deficit of $1,483,467 and a stockholders’ deficit of $1,478,046 at November 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 Equipment

At November 30, 2012 and 2011, equipment consists of the following:

	2012	2011	Estimated Useful Life
Computer Equipment	$27,760	$27,760	5 years
Less: Accumulated depreciation	(8,999)	(3,447)
Equipment, net	$18,761	$24,313

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2012 and 2011

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

The Company has a net operating loss carryforward for tax purposes totaling approximately $560,000 at November 30, 2012, expiring through 2032. U.S. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at November 30, 2012 and 2011 are approximately as follows:

	2012	2011
Gross deferred tax assets:
Net operating loss carryforwards	$229,000	$56,000
Accrued payroll/taxes	340,000	169,000
Total deferred tax assets	569,000	225,000
Less: valuation allowance	(569,000)	(225,000)
Net deferred tax asset recorded	$-	$-

The valuation allowance at November 30, 2011 was approximately $225,000. The net change in valuation allowance during the period ended November 30, 2012 was an increase of approximately $344,000.

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of November 30, 2012.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2012 and 2011

The actual tax benefit differs from the expected tax benefit for the period ended November 30, 2012 and 2011 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 5.5% for State income taxes, a blended rate of 37.63%) approximately as follows:

	2012	2011
Expected tax expense (benefit) - Federal	$(410,000)	$(311,000)
Expected tax expense (benefit) - State	(70,000)	(53,000)
Meals and Entertainment @50%	4,000	4,000
Impairment loss on license agreement	91,000	-
Stock/stock options/warrants issued for services	41,000	136,000
Change in valuation allowance	344,000	224,000
Actual tax expense (benefit)	$-	$-

Note 6 Notes Payable – Related Parties

(A)	Period Ended November 30, 2010

During November 2010, the Company’s Chief Executive Officer advanced $10,927. The loan bears interest at 4%, is unsecured and due on demand.

During November 2010, a Company Director advanced $10,000. The loan bears interest at 4%, is unsecured and due on demand.

(B)	Year Ended November 30, 2011

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

During October 2011, the Company's former President/Chief Operating Officer, advanced $25,000. The loan bears interest at 4%, is unsecured and due on demand. The lender may convert the loan into 100,000 restricted shares of the Company at $0.25 per share. The Company has determined that this is conventional convertible debt, with a BCF. See Note 7(C). As of November 30, 2012, this loan has been reflected as on demand payable to a third party given the individual has resigned from his position as of August of 2012 and has made a demand for payment. Given the Company’s inability to repay the note, the note is currently in default.

During November 2011, the Company's former President/Chief Operating Officer until August 2012, advanced $5,000. The loan bears interest at 4%, is unsecured and due on demand. The lender may convert the loan into 20,000 restricted shares of the Company at $0.25 per share. The Company has determined that this is conventional convertible debt, with a BCF. See Note 7(C) As of November 30, 2012, this loan has been reflected on demand payable to a third party given the individual has resigned from his position as of August of 2012 and has made a demand for payment. Given the Company’s inability to repay the note, the note is currently in default.

As of November 30, 2011, the Company owed $479 in accrued interest, which has been recorded as a component of accounts payable and accrued expenses.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2012 and 2011

(C)	Year Ended November 30, 2012

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

During June 2012, the Company’s Chief Executive Officer advanced $1,592. The loan is non-interest bearing, unsecured and due on demand. In October 2012, the Company repaid an advance of $1,417 to its Chief Executive Officer.

During July 2012, the Company’s Chief Executive Officer advanced $12,000. The loan bears interest at 4%, is unsecured and due on demand.

As of November 30, 2012, the Company owes $854 in accrued interest, which has been recorded as a component of accounts payable and accrued expenses.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2012 and 2011

Note 7 Notes Payable and Convertible Debt

(A) Year Ended November 30, 2012

During December 2011 and January 2012, the Company’s former President, until August 2012, advanced $40,000. The loans bear interest at 4%, are unsecured and due on demand. Originally, the lender had the option to convert the loan into 160,000 restricted shares of the Company at $0.25 per share. As of November 30, 2012, the note has matured and demand has been made so the Company has reclassified this note as a demand note.

During April 2012 and May 2012, a third party investor advanced $50,000 due on July 31, 2012. The loan bears interest at 4% and is unsecured. The lender may convert the loan into 200,000 restricted shares of the Company at $0.25 per share. On July 31, 2012, the notes maturity dates were extended until November 30, 2012. On October 18, 2012, the third party investor converted the above $50,000 loan into 200,000 restricted shares of the Company's common stock at $0.25/share. See Note 7(C). As of November 30, 2012, the 200,000 shares have not been issued and are included in common stock payable.

During June 2012, a third party investor advanced $1,000. The loan bears interest at 4%, is unsecured and due on demand. In June 2012, the Company repaid an advance of $1,000 to a third party investor.

During July 2012, a third party investor advanced $12,000. The loan bears interest at 4%, is unsecured and due on demand.

During October 2012, a third party investor advanced $7,800. The loan bears interest at 4%, is unsecured and due on demand.

As of November 30, 2012, the Company owes $3,674 in accrued interest, which has been recorded as a component of accounts payable and accrued expenses.

(B) Debt Discount

For the years ended November 30, 2012 and November 30, 2011, the Company recorded debt discounts totaling of $90,000 and $30,000, respectively.

As a component of the computation for BCF, the Company’s market price was determined based upon recent third party cash offerings at the date of issuance prior to February 2012 when the Company's stock began to trade.

The following is a summary of the Company’s convertible debt discount at November 30, 2012 and November 30, 2011.

	2012	2011
Debt Discount	$120,000	(30,000)
Amortization of Debt Discount	(120,000)	3,571
Remaining debt discount	$-	$(26,429)

The following is a summary of the Company's convertible debt at November 30, 2012 and November 30, 2011.

	2012	2011
Convertible Debt	$120,000	$30,000
Debt Discount	(120,000)	(30,000)
Amortization of Debt Discount	120,000	3,571
Conversion of Debt into 200,000 shares of common stock to be issued	(50,000)	-
Reclassification of Convertible Note to Demand Note - former related party	(70,000)	-
Convertible Debt – Net	$-	$3,571

As of November 30, 2012, the convertible notes were reclassified to demand notes given the maturity of the notes and demand for payment being made.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2012 and 2011

Note 8 Stockholders’ Deficit

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

In 2011, the Company issued the following shares for cash and services:

Type	Quantity	Valuation	Range of Value per share
Cash	40,330,000	$318,910	$0.0001 – 0.50
Cash – related parties	44,800,000	4,480	0.0001
License agreement (1)	1,000,000	250,000	0.25
Services rendered (2)	4,150,000	50,000	0.012
Total	90,280,000	$623,390	$0.0001 - $0.50

(1) See Note 8(C)

(2) In connection with the stock issued for services rendered, the Company determined fair value based upon the value of the services provided, which was the most readily available evidence.

During the year ended November 30, 2012, the Company authorized for issuance the following shares for cash and services:

Type	Quantity	Valuation	Range of Value per share
Cash	200,000	$50,000	$0.25
Services rendered – related parties	50,000	11,000	0.22
Services rendered	150,000	97,500	0.65
Debt Conversion	200,000	50,000	0.25
Total (3)	600,000	$208,500	$0.22-0.65

(3) The 600,000 shares are recorded as a current liability, common stock payable because they have not been issued. Given these shares have not been issued, they are not included in earnings per share for the year ended November 30, 2012.

(C) Stock issued for license

In connection with the license agreement, the following occurred:

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2012 and 2011

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

On November 30, 2012, we determined that the license was worthless because we could not get the technical information we needed to proceed with utilizing the license. Therefore, we recorded an impairment loss of $240,795 as of November 30, 2012.

As of November 30, 2012 and 2011 the license is summarized as follows:

	2012	2011
License	$250,000	$250,000
Accumulated Amortization	(9,205)	(4,205)
Impairment	(240,795)	-
License - Net	$-	$245,795

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

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2012 and 2011

Weighted Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Life in	Intrinsic
	Warrants	Price	Years	Value
Balance - November 30, 2011	1,000,000	$1.00	.12
Granted	-	-
Forfeited/Cancelled(1)	(1,000,000)	-
Exercised	-	-
Balance – November 30, 2012-outstanding	-	-		-
Balance – November 30, 2012-exercisable	-	$-	-	-

(1)	On January 11, 2012, the 1,000,000 warrants expired unexercised.

Note 9 Related Party Transactions

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

(B) Other related party transactions

The Company has separated accounts payable and accrued expenses on the balance sheet and expenses on the statement of operations to reflect the expenses that pertain to related parties primarily consisting of officer compensation, health insurance, interest on notes and reimbursable expenses to officers for travel, meals and entertainment, vehicle and other related business expenses.

During the years ended November 30, 2012 and 2011, the Company recorded related party general and administrative expenses of $563,715 and $543,006, respectively, and related party interest expense of $69,299 and $4,050, respectively.

Note 10 Formation of Subsidiaries

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

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2012 and 2011

On May 12, 2012 the company formed FTZ Energy Exchange Corporation, a 100% wholly owned subsidiary.

On August 2, 2012 the Company formed Agribopo, Inc., a 100% wholly-owned subsidiary for the development of biomass related projects.

All of the above subsidiaries other than GECC are currently inactive except for their formation. Global Energy Crops Corporations signed the license agreement with AGT Technologies LLC.

Note 11 Commitments and Contingencies

Commitments

(A) Employment Agreements – Officers and Directors

As of November 30, 2012, the Company had employment agreements with certain officers and directors (two individuals) containing the following provisions:

Term of contract	5 years
Salary	$125,000 - $200,000
Salary deferral	All salaries will be accrued until the Company has raised $2,500,000.

(B) Lease Agreement

On March 18, 2011, the Company entered into a 26-month lease that commenced on April 1, 2011 and will expire on May 31, 2013. The Company’s monthly lease payment of $4,150 commenced on July 1, 2011. The Company recognizes rent expense on a straight-line basis over the occupancy period.

Rent expense was $44,058 and $29,372 for the year ended November 30, 2012 and 2011, respectively.

Deferred rent payable (component of accounts payable and accrued expenses) at November 30, 2012 and 2011 was $2,874 and $8,620, respectively. Deferred rent payable is the sum of the difference between the monthly rent payment and the monthly rent expense of an operating lease that contains escalated payments in future periods.

(C) Consulting Agreements

On January 5, 2012, the Company entered into a consulting agreement for financing. The Company paid a retainer fee of $15,000 by agreeing to issue 60,000 shares of restricted common stock at $0.25 per share. The fair value of the Company’s common stock was based upon third party cash offerings at that time. The Company expensed this issuance as a component of general and administrative expenses. The consultant failed to honor the commitments in the agreement. On May 18, 2012, the Company reversed the expense and the shares were cancelled.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2012 and 2011

On March 26, 2012, the Company entered into a consulting agreement to provide various investment banking services including putting together business models for project finance and introducing the Company to potential lenders for a castor project. The Company paid a fee of 150,000 shares of common stock, having a fair value of $97,500 ($0.65/share), based upon the quoted closing trading price. During the year ended November 30, 2012, the Company expensed this issuance as a component of general and administrative expenses. These shares have not been issued, are included in common stock payable and are not included in earnings per share calculations as of November 30, 2012.

Note 12 Other Income - Consulting Revenue

On February 13, 2012, the Company was engaged by a third party to provide consulting services in a three year contract for $60,000 per year plus a non-refundable $60,000 initial payment upon execution. The Company may earn fees in the form of cash or common stock of the third party, a public company, at their election. In lieu of cash payments for services to be rendered under the terms of the agreement, the third party elected to pay the Company 15,000,000 shares of public company restricted common stock, at a fifty percent discount using the preceding five days average trading price per the terms of the agreement. $120,000 was due upon execution of agreement. The fair value of the shares received upon the execution of this agreement was $253,500, as evidenced by the quoted closing trading price. The Company recorded the value of the shares received as deferred revenue totaling $120,000 which evidenced the fair value of the services to be performed and recorded a gain of $133,500, with a corresponding asset classified as available for sale securities. A gain was recorded since the value of the shares received was greater than the value of the services to be rendered upon the execution of the agreement.

In August 2012, the Company executed a loan agreement with a lender, who is also a shareholder, to obtain 10,000,000 free trading shares of the public company The shares received were sold during 2012. In exchange for the free trading shares, the Company was required to repay 10,500,000 shares in free trading stock of this public company. The 500,000 shares are deemed to be a loan cost, having a fair value of $6,250 ($0.0125/share), based upon the quoted closing trading price on the date of the agreement.

During 2012, the Company, received 15,000,000 shares of the public company for services to be rendered and sold 10,000,000 shares as noted above based upon the ability to obtain the 10,000,000 shares of free trading stock from the lender. The 15,000,000 shares is currently held in escrow of which 4,500,000 shares will be released to the Company and the balance of the 10,500,000 shares will be paid to the shareholder for the 10,000,000 shares borrowed and the 500,000 shares for the loan cost as noted above upon the shares becoming unrestricted. The Company does not have any rights to the 10,500,000 shares. The Company has not recorded any asset or liability for the shares held in escrow.

● $60,000 is due on February 13, 2013; and

● $60,000 is due on February 13, 2014

As of November 30, 2012, the Company recorded consulting revenue of $63,571 and deferred revenue of $56,429, consisting of short term deferred revenue of $31,429 and long term deferred revenue of $25,000.

See Note 2 for reconciliation of amounts associated with the purchase and sale of certain AFS securities.

Note 13 License Agreement

On November 27, 2012, the Company entered into a non-exclusive global License from AGT Technologies LLC until June 2029 when the patent expires. The license is for the patented one-step enzyme technology which converts wastes from poultry, hogs, humans and sugar to cellulosic ethanol, fertilizer and other products. We would pay our Licensor 50% of any sub-license fees that we receive. We also would pay our Licensor 12% of all royalties on all revenues we earn from utilizing the technology. This 12% is calculated on the basis of net gross revenues which equal gross revenues less all direct costs associated with the production of the revenues. Once we order a facility we have 120 days to pay $300,000 for the enzymes.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2012 and 2011

Note 14 Fair Value of Financial Assets and Liabilities

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

The Company has assets measured at fair market value on a recurring basis. Consequently, the Company had gains and losses reported in the statement of comprehensive income (loss), that were attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended November 30, 2012.

The following is the Company’s assets measured at fair value at November 30, 2012 and 2011:

	2012	2011
Level 1 – None	$-	$-
Level 2 – Marketable Securities (AFS)	38,250	-
Level 3 – None	-	-
Total	$38,250	$-

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2012 and 2011

The carrying amounts reported in the balance sheet for available for sale securities, prepaid expenses, accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, notes payable, notes payable – related parties, convertible debt and convertible debt – related party, approximate fair value based on the short-term nature of these instruments.

Note 15 Subsequent Events

On February 5, 2013 the Company entered in an investor relations agreement for a period of one year covering financial and public relations activities including conception and implementation relating to our corporate and business development plan and assist in corporate communications, press releases and presentations. The contract can be cancelled after three months on a quarterly basis. The Company has agreed to pay 800,000 restricted shares of common stock per quarter and $3,000 per month in cash or stock. The initial payment was for 256,250 shares covering the first quarter of the contract.

During March, 2013, a third party investor advanced $125,000. The loan bears interest at 8%, is unsecured and due on demand.

