Form 10-K/A
period 2012-11-30
Biopower Operations Corp
filed 2013-03-19
CIK 1510832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-53274

BioPower Operations Corporation

(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-4460232
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1000 Corporate Drive, Suite 200, Fort Lauderdale, Florida	33334
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (954) 202-6660

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

Documents incorporated by reference: None

To the extent stated herein, the Registrant incorporates by reference into Part III of this Annual Report on Form 10-K, or Annual Report, portions of its Definitive Proxy Statement on Schedule 14A for the 2013 Annual Meeting of Stockholders to be filed subsequently with the Securities and Exchange Commission.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (“Amendment No. 1”) of BioPower Operations Corporation. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended November 30, 2012 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 18, 2013. The Company is filing this Amendment No. 1 solely to provide our eXtensible Business Reporting Language (XBRL) interactive data files as Exhibit 101. The Company is furnishing Exhibit 101 in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, which extended the date by which the interactive data file is required to be submitted by six business days.

Except as described above, this Amendment No. 1 does not amend any information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing, as well as our other filings made with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, subsequent to the Original Filing.

Pursuant to Rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioPower Operations Corporation
Date: March 19, 2013	By:	/s/ Robert Kohn
Robert Kohn Chief Executive Officer, Chief Financial Officer and Director (principal executive officer and principal financial officer

INDEX TO EXHIBITS

Exhibit Number	Description
101	INS XBRL Instance Document*
101	SCH XBRL Taxonomy Extension Schema Document*
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document*
101	LAB XBRL Taxonomy Extension Label Linkbase Document*
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document*
101	DEF XBRL Taxonomy Extension Definition Linkbase Document*

*

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of November 30, 2012 and 2011, (ii) the Consolidated Statements of Operations for the years ended November 30, 2012 and 2011, (iii) the Consolidated Statements of Changes in Equity for the years ended November 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended November 30, 2012 and 2011 and (v) the Notes to Consolidated Financial Statements.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.