Form 10-Q
period 2013-02-28
Biopower Operations Corp
filed 2013-04-15
CIK 1510832

.

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

Issuer’s telephone number, including area code: (954) 202-6660

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of April 15, 2013, the registrant had 90,280,000 shares of common stock, par value $0.0001 per share, outstanding.

BIOPOWER OPERATIONS CORPORATION

 (A Developmental Stage Company)

CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

ITEM 4.	CONTROLS AND PROCEDURES	24

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	25

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

ITEM 3.	DEFAULT UPON SENIOR SECURITIES	25

ITEM 4.	MINE SAFETY DISCLOSURES	25

ITEM 5.	OTHER INFORMATION	25

ITEM 6.	EXHIBITS	25

SIGNATURES		27

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act

CONTENTS

Page

Consolidated Balance Sheets as of February 28, 2013 (unaudited) and November 30, 2012 (Audited)	4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended February 28, 2013 and February 29, 2012, and from September 13, 2010 (Inception) to February 28, 2013 (unaudited)	5

Consolidated Statement of Stockholders’ Deficit from September 13, 2010 (Inception) to February 28, 2013 (unaudited)	6

Consolidated Statements of Cash Flows for the three months ended February 28, 2013 and February 29, 2012, and from September 13, 2010 (Inception) to February 28, 2013 (unaudited)	7

Notes to Consolidated Financial Statements (unaudited)	8 - 19

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	February 28, 2013	November 30, 2012
	(Unaudited)

Assets
Current Assets
Cash	$5,831	$16,956
Available-for-sale securities	14,400	38,250
Prepaid expenses	27,751	682
Total Current Assets	47,982	55,888

Equipment - net	17,392	18,761
Security deposit	11,660	11,660
	29,052	30,421

Total Assets	$77,034	$86,309

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$424,323	$413,586
Accounts payable and accrued expenses - related parties	856,830	755,365
Deferred consulting revenue	20,000	31,429
Common stock payable	249,500	208,500
Note payable	89,800	89,800
Notes payable - related parties	40,675	40,675
Convertible debt	25,000	-
Total Current Liabilities	1,706,128	1,539,355

Long-Term Liabilities
Deferred consulting revenue	19,107	25,000
Total Long-Term Liabilities	19,107	25,000
Total Liabilities	1,725,235	1,564,355

Stockholders' Deficit
Preferred stock, $1 par value; 10,000 shares authorized; 1 share issued and outstanding	1	1
Common stock, $0.0001 par value, 500,000,000 shares authorized; 90,280,000 shares issued and outstanding	9,028	9,028
Additional paid-in capital	820,162	795,162
Deficit accumulated during the development stage	(2,415,742)	(2,244,437)
Accumulated other comprehensive loss	(61,650)	(37,800)
Total Stockholders' Deficit	(1,648,201)	(1,478,046)

Total Liabilities and Stockholders' Deficit	$77,034	$86,309

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

			September 13, 2010
	Three Months Ended February 28, 2013	Three Months Ended February 29, 2012	(Inception) to February 28, 2013
		(restated)

General and administrative expenses	$162,015	$222,691	$2,112,824

Other income (expense)
Interest expense	(26,212)	(30,769)	(77,877)
Interest expense - related party	(400)	-	(73,749)
Loan cost	-	-	(6,250)
Loss on impairment	-	-	(240,795)
Gain on settlement of consulting revenue receivable	-	133,500	133,500
Consulting revenue	17,322	3,571	80,893
Loss on sale of available-for-sale marketable securities	-	-	(118,640)
Total other income (expense) - net	(9,290)	106,302	(302,918)

Net loss	$(171,305)	$(116,389)	$(2,415,742)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.03)

Weighted average number of common shares outstanding
during the year/period - basic and diluted	90,280,000	90,316,264	77,519,032

Comprehensive loss
Net loss	$(171,305)	$(116,389)	$(2,415,742)
Unrealized loss on available-for-sale marketable securities	(23,850)	(58,500)	(61,650)
Comprehensive loss	$(195,155)	$(174,889)	$(2,477,392)

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders' Deficit

From September 13, 2010 (Inception) to February 28, 2013

(Unaudited)

						Deficit
						Accumulated	Accumulated
	Preferred Stock,		Common Stock,		Additional	during	Other	Total
	$1 Par Value		$0.0001 Par Value		Paid In	Development	Comprehensive	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Stage	Loss	Deficit

Issuance of common stock - founders ($0.0001)	-	$-	10,000	$1	$-	$-	$-	$1
Net loss - September 13, 2010 (Inception) to November 30, 2010	-	-	-	-	-	(1,334)		(1,334)
Balance - November 30, 2010	-	-	10,000	1	-	(1,334)	-	(1,333)

Cancellation of common stock - founders	-	-	(10,000)	(1)	-	-	-	(1)
Issuance of preferred stock - founders ($1/share)	1	1	-	-	-	-	-	1
Issuance of common stock - founders ($0.0001/share)	-	-	32,500,000	3,250	-	-	-	3,250
Issuance of common stock - related parties ($0.0001/share)	-	-	12,300,000	1,230	-	-	-	1,230
Issuance of common stock ($0.0001/share)	-	-	39,100,000	3,910	-	-	-	3,910
Issuance of common stock ($0.25/share)	-	-	1,200,000	120	299,880	-	-	300,000
Issuance of common stock ($0.50/share)	-	-	30,000	3	14,997	-	-	15,000
Issuance of common stock for services rendered ($0.012/share)	-	-	4,150,000	415	49,585	-	-	50,000
Issuance of common stock for license ($0.25/share)	-	-	1,000,000	100	249,900	-	-	250,000
Warrants issued for services rendered	-	-	-	-	60,800	-	-	60,800
Debt discount - related party	-	-	-	-	30,000	-	-	30,000
Net loss for the year ended November 30, 2011	-	-	-	-	-	(968,655)	-	(968,655)
Balance - November 30, 2011	1	1	90,280,000	9,028	705,162	(969,989)	-	(255,798)

Debt discount	-	-	-	-	50,000	-	-	50,000
Debt discount - related party	-	-	-	-	40,000	-	-	40,000
Unrealized loss on available-for-sale marketable securities	-	-	-	-	-	-	(37,800)	(37,800)
Net loss for the year ended November 30, 2012	-	-	-	-	-	(1,274,448)	-	(1,274,448)
Balance - November 30, 2012	1	1	90,280,000	9,028	795,162	(2,244,437)	(37,800)	(1,478,046)

Beneficial conversion feature	-	-	-	-	25,000	-	-	25,000
Unrealized loss on available-for-sale marketable securities	-	-	-	-	-	-	(23,850)	(23,850)
Net loss for the period ended February 28, 2013	-	-	-	-	-	(171,305)	-	(171,305)
Balance - February 28, 2013	1	$1	90,280,000	$9,028	$820,162	$(2,415,742)	$(61,650)	$(1,648,201)

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended		September 13, 2010 (Inception) to
	February 28, 2013	February 29, 2012	February 28, 2013
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(171,305)	$(116,389)	$(2,415,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of license	-	1,247	9,205
Impairment of license	-	-	240,795
Depreciation	1,369	1,381	10,368
Amortization of beneficial conversion feature	25,000	30,215	145,000
Loan cost	-	-	6,250
Stock issued for services rendered	13,667	15,000	63,667
Warrants issued for services rendered	-	-	60,800
Available-for-sale securities received as consideration for consulting revenue	-	(120,000)	(120,000)
Gain on settlement of consulting revenue receivable	-	(133,500)	(133,500)
Loss on sale of available-for-sale marketable securities	-	-	118,640
Changes in operating assets and liabilities:
Prepaid expenses	264	(453)	(418)
Security deposit	-	-	(11,660)
Accounts payable and accrued liabilities	10,737	(32,392)	424,323
Accounts payable and accrued liabilities - related party	101,465	154,795	856,830
Common stock payable for services rendered	-	-	108,500
Deferred revenue	(17,322)	116,429	39,107
Net Cash Used In Operating Activities	(36,125)	(83,667)	(597,835)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available-for-sale securities	-	-	52,560
Purchase of equipment	-	-	(27,760)
Net Cash Provided By (Used In) Investing Activities	-	-	24,800

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	25,000	-	75,000
Proceeds from convertible debt - related party	-	40,000	70,000
Proceeds from notes payable - related parties	-	2,500	65,973
Proceeds from notes payable	-	-	20,800
Repayment of notes payable - related parties	-	-	(25,298)
Repayment of notes payable	-	-	(1,000)
Proceeds from issuance of preferred stock	-	-	1
Proceeds from issuance of common stock	-	-	323,390
Proceeds from common stock to be issued	-	50,000	50,000
Net Cash Provided By Financing Activities	25,000	92,500	578,866

Net Increase (Decrease) in Cash	(11,125)	8,833	5,831

Cash - Beginning of Period	16,956	6,111	-

Cash - End of Period	$5,831	$14,944	$5,831

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year/Period for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for license	$-	$-	$250,000
Common stock to be issued for services rendered	$41,000	$-	$41,000
Debt discount recorded on convertible debt	$25,000	$-	$75,000
Debt discount recorded on convertible debt - related party	$-	$40,000	$70,000
Conversion of convertible debt to common stock payable	$-	$-	$50,000
Reclassification of related party note to third party note payable	$-	$-	$70,000
Cancellation of common stock - founders	$-	$1	$1

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

February 28, 2013

Unaudited

Note 1 Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is our opinion, however, that the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2012 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended November 30, 2012 and 2011. The financial information as of November 30, 2012 is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended November 30, 2012.  The interim results for the three months ended February 28, 2013 are not necessarily indicative of the results to be expected for the year ending November 30, 2013 or for any future interim periods.

Note 2 Restatement of Financial Statements

The unaudited interim consolidated financial statements as of and for the three months ended February 29, 2012, filed with the SEC on April 20, 2012, have been restated as a result of management’s determination that the Company’s accounting treatment pertaining to (a) revenue recognition on its non-operating consulting advisory agreement executed in February 2012 and (b) common stock authorized but not issued should be modified. This change in accounting treatment resulted in a restatement of consulting revenue, gain on settlement of consulting revenue receivable, net loss, basic and diluted loss per share and basic and diluted weighted average number of common shares outstanding on the Company’s consolidated statement of operations for the three months ended February 29, 2012 and deferred consulting revenue, common stock payable, common stock, additional paid in capital and accumulated deficit in the Company’s consolidated balance sheet at February 29, 2012. The restatement had no effect on the Company’s cash or net cash (used in) provided by operating, investing and financing activities for the three months ended February 29, 2012. The effect of the restatement on our previously issued unaudited interim consolidated financial statements as of and for the three months ended February 29, 2012 is as follows:

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

February 28, 2013

Unaudited

	Restated Consolidated Balance Sheet
	As Reported	Adjustments	Restated	Notes
Total Assets	$495,891	$-	$495,891

Deferred consulting revenue	$-	$77,322	$77,322	1
Common stock payable	-	50,000	50,000	2
Total Current Liabilities	705,149	127,322	832,471
Deferred consulting revenue	-	39,107	39,107
Total Long-Term Liabilities	-	39,107	39,107

Common stock	9,054	(20)	9,034	2
Additional paid-in capital	810,136	(49,980)	760,156	2
Deficit accumulated during the development stage	(969,949)	(116,429)	(1,086,378)	1
Accumulated other comprehensive income	(58,500)	-	(58,500)
Total Stockholders' Deficit	(209,258)	(166,429)	(375,687)

Total Liabilities and Stockholders' Deficit	$495,891	$-	$495,891

	Three Months Ended			September 13, 2010 (Inception)
	February 29, 2012			to February 29, 2012
Consolidated Statement of Operations	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	Notes
Revenue	$253,500	$(253,500)	$-	$253,500	$(253,500)	$-
General and administrative expenses	222,691	-	222,691	1,188,630	-	1,188,630
Consulting revenue	-	3,571	3,571	-	3,571	3,571	1
Interest expense	(30,769)	-	(30,769)	(34,819)	-	(34,819)
Gain on settlement of consulting revenue receivable	-	133,500	133,500	-	133,500	133,500	1
Net income (loss)	$40	$(116,429)	$(116,389)	$(969,949)	$(116,429)	$(1,086,378)

Net income (loss) per common share - basic and diluted	$0.00		$(0.00)	$(0.01)		$(0.02)

Weighted average number of common shares outstanding during the period - basic and diluted	90,331,648		90,316,264	68,805,449		68,805,449
Comprehensive loss	$(58,460)	$(116,429)	$(174,889)	$(1,028,449)	$(116,429)	$(1,144,878)	1

	Three Months Ended			September 13, 2010 (Inception)
	February 29, 2012			to February 29, 2012
Consolidated Statement of Cash Flows	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	Notes
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$40	$(116,429)	$(116,389)	$(969,949)	$(116,429)	$(1,086,378)	1
Available-for-sale securities received as consideration for consulting revenue	(253,500)	133,500	(120,000)	(253,500)	133,500	(120,000)	1
Gain on settlement of consulting revenue receivable	-	(133,500)	(133,500)	-	(133,500)	(133,500)	1
Deferred revenue	-	116,429	116,429	-	116,429	116,429	1
Net Cash Used In Operating Activities	(83,667)	-	(83,667)	(403,188)	-	(403,188)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	50,000	(50,000)	-	373,390	(50,000)	323,390	2
Proceeds from common stock to be issued	-	50,000	50,000	-	50,000	50,000	2
Net Cash Provided By Financing Activities	92,500	-	92,500	445,891	-	445,891

Notes:

1.	Adjustment to recognize revenue on a straight-line basis on (a) the $60,000 non-refundable fee paid upon execution of the consulting agreement over the term of the agreement and (b) the $60,000 first year consulting fee over the first year of the agreement.

2.	Adjustment to record common stock authorized but not yet issued.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

February 28, 2013

Unaudited

Note 3 Nature of Operations and Summary of Significant Accounting Policies

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

The Company is a development stage company, has generated minimal revenues from a consulting agreement and anticipates minimal revenues until it begins marketing its products to customers.

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

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements include the accounts of BioPower and its wholly-owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Development Stage

The Company's unaudited interim consolidated financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include negotiating distribution agreements and marketing the territory for distribution outlets for the product. The Company, while seeking to implement its business plan, will look to obtain additional debt and/or equity related funding opportunities. The Company has not generated any revenues from its planned and principal operations since inception.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure. Also, see Note 4 regarding going concern matters.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets at liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited interim consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

Currently, the Company derives revenue from the consulting services provided to a third party. Revenue is recognized when the contract is signed, the fees are fixed and determinable, delivery of service has occurred, and collectability of the fees is considered probable. Consulting services are recognized ratably over the term of the agreement. Amounts billed to customers or payments received from customers prior to providing services and for which the related revenue recognition criteria have not been met are recorded as deferred revenue and recognized ratably as revenue over the term of the agreement.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

February 28, 2013

Unaudited

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company had no cash equivalents at February 28, 2013 and November 30, 2012.

We minimize credit risk associated with cash by periodically evaluating the credit quality of our primary financial institutions. At times, our cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. On February 28, 2013 and November 30, 2012, our deposits did not exceed the FDIC limit.

Marketable Securities

At the time of acquisition, a security is designated as held-to-maturity, available-for-sale or trading, which depends on ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost.

Marketable securities are composed of available-for-sale securities and are reported at fair value. Realized gains and losses on sales of investments are recognized in net income on the specific identification basis. Changes in the fair values of securities that are considered temporary are recorded as unrealized gains and losses in accumulated other comprehensive income (loss) within stockholders’ equity. Other-than-temporary declines in market value from original cost are reflected in operating income in the period in which the unrealized losses are deemed other than temporary. In order to determine whether other-than-temporary declines in market value have occurred, the duration of the decline in value and the Company’s ability to hold the investment are considered in conjunction with an evaluation of the strength of the underlying collateral and the extent to which the investment’s amortized cost or cost, as appropriate, exceeds its related market value. At February 28, 2013, no such impairments were recorded.

The following table summarizes marketable securities held at February 28, 2013 and November 30, 2012, all of which are classified as available-for-sale:

	Cost	Unrealized Loss	Fair Value
February 28, 2013
Common stock	$76,050	$61,650	$14,400
Total available-for-sale securities	$76,050	$61,650	$14,400

November 30, 2012
Common stock	$76,050	$37,800	$38,250
Total available-for-sale securities	$76,050	$37,800	$38,250

The Company did not realize any gains and/or losses on sales of investments during the three months ended February 28, 2013 and February 29, 2012, nor did it recognize any dividend or interest income during those same periods. The Company has a 100% concentration in one publicly traded stock.

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

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

February 28, 2013

Unaudited

Equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  There were no impairment charges taken during the three months ended February 28, 2013.

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

As of February 28, 2013, the Joint Venture had no activity.

Convertible Instruments

We review all of our convertible instruments for the existence of an embedded conversion feature which may require bifurcation, if certain criteria are met. These criteria include circumstances in which:

a)	The economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract,

b)	The hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur, and

c)	A separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to certain requirements (except for when the host instrument is deemed to be conventional).

A bifurcated derivative financial instrument may be required to be recorded at fair value and adjusted to market at each reporting period end date, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, we may be required to classify certain stock equivalents issued in connection with the underlying debt instrument as derivative liabilities. In determining the appropriate fair value, the Company expects to use the Black-Scholes option-pricing model.

For convertible instruments that we have determined should not be bifurcated from their host instruments, we record discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

In addition, we review all of our convertible instruments for the existence of a beneficial conversion feature. Upon the determination that a beneficial conversion feature exists, the relative fair value of the beneficial conversion feature would be recorded as a discount from the face amount of the respective debt instrument and the discount would be amortized to interest expense over the life of the debt.

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

February 28, 2013

Unaudited

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

Earnings per share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

The computation of basic and diluted loss per share for the three months ended February 28, 2013 and February 29, 2012, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	February 28, 2013	February 29, 2012

Convertible debt ($25,000 at $0.05 per share)	500,000	-
Convertible debt – related party ($70,000 at $0.25 per share)	-	280,000
Total common stock equivalents	500,000	280,000

Recent Accounting Pronouncements

There are no new accounting pronouncements that are expected to have any material impact on the Company’s consolidated financial statements.

Note 4 Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $171,305 and net cash used in operations of $36,125 for the three months ended February 28, 2013; and a working capital deficit of $1,658,146 and a stockholders’ deficit of $1,648,201 at February 28, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt and/or equity financings. The Company will likely rely upon related party debt and/or equity financing in order to ensure the continuing existence of the business.

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

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

February 28, 2013

Unaudited

Note 5 Equipment

At February 28, 2013 and November 30, 2012, equipment consists of the following:

	2013	2012	Estimated Useful Life
Computer Equipment	$27,760	$27,760	5 years
Less: Accumulated depreciation	(10,368)	(8,999)
Equipment, net	$17,392	$18,761

Note 6 Notes Payable – Related Parties

(A) Year Ended November 30, 2010

During the year ended November 30, 2010, the Company’s Chief Executive Officer advanced $10,927. The loan bore interest at 4%, was unsecured and due on demand.

During the year ended November 30, 2010, a Company Director advanced $10,000. The loan bore interest at 4%, was unsecured and due on demand.

(B) Year Ended November 30, 2011

During the year ended November 30, 2011, a Company Director advanced $2,122. The loan bore interest at 4%, was unsecured and due on demand.

During the year ended November 30, 2011, the Company’s Chief Executive Officer advanced $832. The loan bore interest at 4%, was unsecured and due on demand.

As of November 30, 2011, the Company repaid all related party advances totaling $23,881.

(C) Year Ended November 30, 2012

During the year ended November 30, 2012, the Company’s Chief Executive Officer advanced $40,500. The loans bear interest at 4%, are unsecured and due on demand.

During the year ended November 30, 3012, the Company’s Chief Executive Officer advanced $1,592. The loan is non-interest bearing, unsecured and due on demand. As of November 30, 2012, the Company repaid $1,417 of the advance.

At February 28, 2013, total notes payable to related parties amounted to $40,675. Accrued interest at February 28, 2013 and November 30, 2012 amounted to $1,727 and $854, respectively, which is included as a component of accounts payable and accrued expenses – related parties. Interest expense on notes payable to related parties amounted to $400, $0, and $73,749 for the three months ended February 28, 2013, the three months ended February 29, 2012, and the period from September 13, 2010 (inception) to February 28, 2013, respectively.

Note 7 Notes Payable and Convertible Debt

(A) Year Ended November 30, 2011

During the year ended November 30 2011, the Company's former President/Chief Operating Officer advanced $30,000. The loans bear interest at 4%, are unsecured and due on demand. The lender may convert the loans into 120,000 restricted shares of the Company at $0.25 per share. The Company determined that these were conventional convertible debt, with a beneficial conversion feature. The loan was deemed to have a beneficial conversion feature because the fair value of the stock exceeded the effective conversion price embedded in the loan on the commitment date. Accordingly, the Company recorded the value of the beneficial conversion feature, which was determined to be $30,000, as a discount to the loan and a corresponding increase to additional paid in capital. The discount to the loan was fully amortized to interest expense during the year ended November 30, 2012. Prior to his resignation in August 2012, the loans were classified as notes payable – related party.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

February 28, 2013

Unaudited

The loans have been reflected as a note payable to a third party given the individual resigned from his position as of August of 2012 and has made a demand for payment. Given the Company’s inability to repay the note, the note is currently in default.

(B) Year Ended November 30, 2012

During the year ended November 30 2012, the Company’s former President/Chief Operating Officer advanced $40,000. The loans bear interest at 4%, are unsecured and due on demand. Originally, the lender had the option to convert the loan into 160,000 restricted shares of the Company at $0.25 per share. The loans have been reflected as a note payable to a third party given the individual resigned from his position as of August of 2012 and has made a demand for payment. Given the Company’s inability to repay the note, the note is currently in default.

During the year ended November 30 2012, a third party investor advanced $50,000 due on July 31, 2012. The loans bore interest at 4% and were unsecured. The lender could convert the loan into 200,000 restricted shares of the Company at $0.25 per share. On July 31, 2012, the notes maturity dates were extended until November 30, 2012. On October 18, 2012, the third party investor converted the loans into 200,000 restricted shares of the Company's common stock at $0.25/share. As of February 28, 2013, the 200,000 shares have not been issued and are included in common stock payable.

During June 2012, a third party investor advanced $1,000. The loan bore interest at 4%, was unsecured and due on demand. In June 2012, the Company repaid the advance of $1,000 to the third party investor.

During July 2012, a third party investor advanced $19,800. The loans bear interest at 4%, are unsecured and due on demand.

(C) Period Ended February 28, 2013

In January 2013, a third party investor advanced $25,000. The loan bears interest at 4%, is unsecured and due on demand. The lender may convert the loan into 500,000 restricted shares of the Company at $0.05 per share. The Company determined that the loan met the definition of a conventional convertible debt since the holder of the note can only realize the benefit of the conversion option by exercising it and receiving the entire amount of proceeds in a fixed number of shares or cash. The loan was deemed to have a beneficial conversion feature because the fair value of the stock exceeded the effective conversion price embedded in the loan on the commitment date. Accordingly, the Company recorded the value of the beneficial conversion feature, which was determined to be $25,000, as a discount to the loan and a corresponding increase to additional paid in capital. The amount was immediately recognized as interest expense since the loan is due on demand.

At February 28, 2013, notes payable to third parties amounted to $89,800. Accrued interest at February 28, 2013 and November 30, 2012 amounted to $3,875 and $3,674, respectively, which is included as a component of accounts payable and accrued expenses. Interest expense on notes payable to third parties amounted to $1,135 and $554 for the three months ended February 28, 2013 and February 29, 2012, respectively.

At February 28, 2013, convertible debt with third parties amounted to $25,000. Accrued interest at February 28, 2013 amounted to $1,011, which is included as a component of accounts payable and accrued expenses. Interest expense on convertible debt with third parties amounted to $77 for the three months ended February 28, 2013.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

February 28, 2013

Unaudited

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

In 2011, the Company issued the following shares for cash and services.

Type	Quantity	Valuation	Range of Value per share
Cash	40,330,000	$318,910	$0.0001 – 0.50
Cash – related parties	44,800,000	4,480	$0.0001
License agreement (1)	1,000,000	250,000	$0.25
Services rendered (2)	4,150,000	50,000	$0.012
Total	90,280,000	$623,390	$0.0001 - 0.50

There were no shares issued during the year ended November 30, 2012.

The following represents the Company’s shares authorized for issuance as of February 28, 2013:

Type	Quantity	Valuation	Range of Value per share
Cash	200,000	$50,000	$0.25
Services rendered – related parties	50,000	11,000	$0.22
Services rendered (3)	150,000	97,500	$0.65
Debt conversion	200,000	50,000	$0.25
Balance - November 30, 2012	600,000	$208,500	$0.65
Services rendered (3)	256,250	41,000	$0.16
Balance - February 28, 2013 (4)	856,250	$249,500	$0.16 – 0.65

(1)	The value of the license agreement of $250,000, net of the accumulated amortization, was deemed to be impaired during the year ended November 30, 2012 and, accordingly, as of November 30, 2012, the Company recorded an impairment loss of $240,795 related to this license.
(2)	In connection with the stock issued for services rendered, the Company determined fair value based upon the value of the services provided, which was the most readily available evidence.
(3)	Fair value based upon the quoted closing market price of the Company’s common stock as of the authorized issuance date (date of grant).
(4)	The 856,250 shares are recorded as common stock payable because they have not been issued in connection with settling amounts due under contractual arrangements. Given these shares have not been issued; they are not included in earnings per share for the three months ended February 28, 2013 and February 29, 2012 and from September 13, 2010 (inception) to February 28, 2013.

(C)	Warrants

On January 11, 2011, the Company issued one year warrants for 1,000,000 shares with a consultant, with an exercise price of $1 per share. The warrants were granted for services rendered and had a fair value of $60,800. The warrants expired unexercised on January 11, 2012.

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

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

February 28, 2013

Unaudited

(B) Other Related Party Transactions

The Company has separated accounts payable and accrued expenses on the balance sheet to reflect amounts due to related parties primarily consisting of officer compensation, health insurance, interest on notes and reimbursable expenses to officers for travel, meals and entertainment, vehicle and other related business expenses.

Note 10 Commitments and Contingencies

Employment Agreements – Officers and Directors

As of February 28, 2013, the Company has employment agreements with certain officers and directors (two individuals) containing the following provisions:

Term of contract	5 years
Salary	$125,000 - $200,000
Salary deferral	All salaries will be accrued until the Company has raised $2,500,000 (see Note 14)

Leases

The Company’s lease on its office space is due to expire on May 31, 2013. The Company is currently in negotiations with the landlord to renew the lease.

Contingencies

From time to time, The Company may be involved in legal matters arising in the ordinary course of business. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations.

Note 11 Revenue – other

On February 13, 2012, the Company was engaged by a third party to provide consulting services in a three year contract for $60,000 per year plus a non-refundable $60,000 initial payment upon execution. The Company may earn fees in the form of cash or common stock of the third party, a public company, at their election. In lieu of cash payments for services to be rendered under the terms of the agreement, the third party elected to pay the Company 15,000,000 shares of public company restricted common stock, at a fifty percent discount using the preceding five days average trading price per the terms of the agreement. $120,000 was due upon execution of agreement. The fair value of the shares received upon the execution of this agreement was $253,500, as evidenced by the quoted closing trading price. The Company recorded the value of the shares received as deferred revenue totaling $120,000 which evidenced the fair value of the services to be performed and recorded a gain of $133,500, with a corresponding asset classified as available-for-sale securities. A gain was recorded since the value of the shares received was greater than the value of the services to be rendered upon the execution of the agreement.

In August 2012, the Company executed a loan agreement with a lender, who is also a shareholder, to obtain 10,000,000 free trading shares of the public company. The shares received were sold during 2012. In exchange for the free trading shares, the Company was required to repay 10,500,000 shares in free trading stock of this public company. The 500,000 shares are deemed to be a loan cost, having a fair value of $6,250 ($0.0125/share), based upon the quoted closing trading price on the date of the agreement.

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

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

February 28, 2013

Unaudited

•	$60,000 is due on February 13, 2013; and
•	$60,000 is due on February 13, 2014

As of February 28, 2013, the Company has not received the second payment due of $60,000 under the contract. Although the contract has not been terminated by either party, collectability of this amount is not reasonably assured, therefore the Company has not recorded the related revenue, accounts receivable or deferred revenue associated with this amount as of February 28, 2013.

Note 12 Investor Relations Agreement

On February 5, 2013, the Company entered into an investor relations agreement with a third party, pursuant to which the third party will provide certain investor relations services including, but not limited to, consulting and liaison services relating to the conception and implementation of its corporate and business development plan. The agreement is for a one-term term, commencing February 5, 2013 and is cancelable on a quarterly basis. The agreement does not contain a termination provision or clawback feature. In consideration for the services to be provided under the agreement, the Company shall issue 800,000 shares of the Company’s common stock in 4 certificates of 200,000 shares each, the first of which was delivered to the third party upon execution of the agreement. The remaining certificates will be delivered to the third party at the beginning of each quarter under the agreement. In addition to the shares, the Company shall pay the consultant $3,000 per month, in cash or stock, at the option of the Company. If the Company elects to pay the monthly fee in shares of the Company’s common stock, the number of shares to be issued will be calculated by dividing the fee owed by the closing price of the Company’s common stock. Shares delivered to the third party are considered to be vested on the date thereof. As of February 28, 2013, the Company agreed to issue 200,000 shares of its common stock due upon execution of the agreement and determined to pay the first quarter’s fee of $9,000 is stock, representing 56,250 shares of the Company’s common stock. The fair value of the 256,250 shares of common stock to be issued to the third party was $41,000, based upon the quoted closing trading price of the Company’s common stock as of the date of grant. The Company has recorded this amount as a prepaid expense and is amortizing the expense over the service term of three months. The Company recorded $13,667 during the three months ended February 28, 2013, as professional fees. Since the 256,250 shares of common stock have not been issued to the third party as of February 28, 2013, the Company has included the value of the shares of $41,000 in common stock payable in the accompanying consolidated balance sheet and has not included these shares in the earnings per share calculations as of February 28, 2013.

Note 13 Fair Value of Financial Assets and Liabilities

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

The Company has assets measured at fair market value on a recurring basis. Consequently, the Company had gains and losses reported in the statement of comprehensive income (loss), that were attributable to the change in unrealized gains or losses relating to those assets still held at the reporting date for the period ended February 28, 2013.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

February 28, 2013

Unaudited

The following is the Company’s assets measured at fair value on a recurring basis at February 28, 2013 and November 30, 2012, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	February 28, 2013	November 30, 2012
Level 1 – None	$-	$-
Level 2 – Marketable Securities	14,400	38,250
Level 3 – None	-	-
Total	$14,400	$38,250

The carrying amounts reported in the balance sheet for cash, available-for-sale securities, prepaid expenses, accounts payable and accrued expenses, notes payable, notes payable – related parties and convertible debt, approximate fair value based on the short-term nature of these instruments.

Note 14 Subsequent Events

On March 5, 2013, a third party investor advanced $125,000 to the Company. The advance is due on demand and bears interest at 8%.

On April 1, 2013, the Board of Directors approved an amendment to the employment agreements of its CEO and Director of Business Strategy, pursuant to which their salaries will continue to be accrued, but may be paid from available cash flow funds. Additionally, the Board of Directors approved an increase to the Director of Business Strategy’s salary to $200,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISK

The information contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) is intended to update the information contained in our Annual Report on Form 10-K for the year ended November 30, 2012 (our “2012 Annual Report”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in our 2012 Annual Report. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of BioPower Operations Corp. for the three months ended February 28, 2013 and the three months ended February 29, 2012. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of thePrivate Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Forward-looking statements are based on current expectations and assumptions and actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, those factors set forth in “Risk Factors” contained in Item 1A of our 2012 Annual Report.

Throughout this Quarterly Report, the terms “we,” “us” and “our” refers to BioPower Operations Corporation and, unless the context indicates otherwise, our subsidiaries in which we hold 100% of such entities’ outstanding equity securities, including BioPower Corporation (“BioPower Corporation”), Green Oil Plantations Americas Inc. (“Green Oil”) and Green Energy Crops Corporation (“GECC”), on a consolidated basis. Unless otherwise indicated, all monetary amounts are reflected in United States Dollars.

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

We are a development stage company, have generated minimal revenues from a consulting agreement and anticipate minimal revenues until we begin marketing our products to customers. Accordingly, we must raise cash from other sources, such as from the proceeds of loans, sale of common shares, advances from related parties and consulting agreements.

From inception (September 13, 2010) to February 28, 2013, the Company's business operations have been primarily focused on developing our business plan, developing potential products and biomass projects, becoming a trading public company through an S-1 registration statement, raising money, licensing technologies and licensing and developing on-line exchanges.

Our corporate headquarters are located at 1000 Corporate Drive, Suite 200, Fort Lauderdale, Florida 33334 and our phone number is (954) 202-6660. Our website can be found at www.biopowercorp.com. The information on our website is not incorporated in this report.

Our Business

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

The U.S.A. currently imports almost 100% of the castor oil used as a feedstock into the personal care, pharmaceuticals, polymers and plastics, adhesives, coatings and other specialty chemical markets. The Company proposes to develop a project in Florida to grow proven hybrid castor which can be harvested within 110 days per crop. Given the rainfall, the temperature profile and the nature of the soil, it is anticipated that the land when developed will produce 2.6 to 3.0 metric tons of oil seeds per acre based on two crops per year. We will process the seeds into oil (43% of seed weight) with our own, vertically integrated mill which we consider critical to this project. Based on our ability to obtain financing in this fiscal year, we hope to realize revenues and profits from this operation during the latter half of 2013. There can be no assurance the above Castor Project will ever be achieved.

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

Licensed Technology

We recently announced that we obtained a non-exclusive global license from AGT Technologies LLC (“AGT”) until June 2029 when the patent expires. The license is for the patented one-step enzyme technology which converts wastes from poultry, hogs, humans and sugar to products such as, fertilizer, ethanol and other products.

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

We are required to pay AGT 50% of any sub-license fees that we receive.  We are also required to pay AGT 12% in royalties on all revenues we earn from utilizing the technology. As of February 28, 2013, no amounts are due under the license agreement.

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

Critical Accounting Policies

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the SEC, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the our financial condition. The accounting estimates involve certain assumptions that, if incorrect, could have a material adverse impact on our results of operations and financial condition. Our more significant accounting policies can be found in Note 3 of our unaudited interim consolidated financial statements found elsewhere in this report and in our Annual Report on Form 10-K for the year ended November 30, 2012, as filed with the SEC. There have been no material changes to our critical accounting policies during the period covered by this report.

Results of Operations

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect that we will require additional capital to meet our operating requirements. We expect to raise additional capital through, among other things, the sale of equity and/or debt securities.

Three Months Ended February 28, 2013 Compared to the Three Months Ended February 29, 2012

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim consolidated financial statements:

	Three Months Ended		Change	Change
	February 28, 2013	February 29, 2012	(Dollars)	(Percentage)
		(restated)
Expenses
General and administrative expenses	$162,015	$222,691	$(60,676)	-27.2%

Other Income (Expense)
Interest expense	(26,212)	(30,769)	4,557	-14.8%
Interest expense - related party	(400)	-	(400)	-100.0%
Gain on settlement of consulting revenue receivable	-	133,500	(133,500)	-100.0%
Consulting revenue	17,322	3,571	13,751	385.1%
Total Other Expense - net	(9,290)	106,302	(115,592)	-108.7%

Net loss	$(171,305)	$(116,389)	$(54,916)	47.2%

General and Administrative Expenses. Our general and administrative expenses are mainly comprised of compensation expense, corporate overhead, development costs, and financial and administrative contracted services for professional services including legal and accounting, SEC filing fees, and insurance. The decrease in our general and administrative expenses is primarily attributable to lower compensation expense due to the departure of our former President/Chief Operating Officer in August 2012. Additionally, insurance expense decreased during the three months ended February 28, 2013 as a result of not renewing our directors’ and officers’ liability insurance.

Interest Expense. Interest expense for the three months ended February 28, 2013 and February 29, 2012 primarily represents the accretion of debt discount to interest expense on our convertible notes, as well as contractual interest expense on our notes payable and convertible debt.

Gain on Settlement of Consulting Revenue Receivable. In February 2012, the Company entered into a consulting agreement with a third party, pursuant to which we received 15,000,000 shares of the third party’s restricted common stock as payment for services to be rendered by us. As of February 28, 2012, the value of the shares received was $253,500, of which $120,000 was recorded as deferred revenue and $133,500 was recorded as gain on settlement of consulting revenue receivable.

Consulting Revenue. During the three months ended February 28, 2013 and February 29, 2012, the Company recognized $17,322 and $3,571, respectively, in consulting revenue related to the consulting agreement entered into with a third party in February 2012.

Liquidity and Financial Condition

	Three Months Ended
	February 28,	February 29,
Category	2013	2012

Net cash used in operating activities	$(36,125)	$(83,667)
Net cash provided (used) in investing activities	-	-
Net cash provided by financing activities	25,000	92,500

Net (decrease) increase in cash	$(11,125)	$8,833

Cash Flows from Operating Activities

Net cash used in operating activities was $36,125 for the three month period ended February 28, 2013, compared with net cash used of $83,667 for the comparable period in 2012. Net cash used in operating activities for the three months ended February 28, 2013 is mainly attributable to our net loss of $171,305, offset by an increase in accounts payable and accrued expenses due to related parties. Net cash used in operating activities for the three months ended February 29, 2012 is mainly attributable to our net loss of $116,389, available for sale securities received as consideration for consulting revenue of $120,000 and gain on the sale of consulting revenue receivable of $133,500. Offsetting these amounts was an increase in accounts payable and accrued expenses due to related parties and an increase in deferred revenue.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended February 28, 2013 cash flows provided by financing activities was $25,000, compared to $92,500 for the comparable period in 2012. We received $25,000 in proceeds from convertible debt with a third party during the three months ended February 28, 2013, compared to $40,000 in proceeds from convertible debt with related parties and $50,000 in proceeds from common stock to be issued during the three months ended February 29, 2012. Management is seeking, and expects to continue to seek to raise additional capital through equity and/or debt financings, including through one or more equity or debt financings to fund its operations, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

The Company does not currently have sufficient resources to cover on-going expenses and expansion. As of February 28, 2013, the Company had cash of $5,831 and current liabilities of $1,706,128.  Our current liabilities include accounts payable and accrued expenses to related parties of $856,830. Our operations used $597,835 in cash since inception in September 2010. We have historically financed our operations primarily through private placements of common stock, loans from third parties and loans from our Officer. We plan on raising additional funds from investors to implement our business model.  In the event we are unsuccessful, this will have a negative impact on our operations.

As reflected in the accompanying unaudited interim consolidated financial statements, the Company has a net loss of $171,305 and net cash used in operations of $36,125 for the three months ended February 28, 2013; and a working capital deficit of $1,658,146 and a deficit accumulated during the development stage of $2,415,742 at February 28, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt and/or equity financings. The Company will likely rely upon related party debt and/or equity financing in order to ensure the continuing existence of the business. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Recent Accounting Pronouncements

See Note 3 to our unaudited interim consolidated financial statements regarding recent accounting pronouncements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 28, 2013, the end of the period covered by this report. In connection with this evaluation, management identified a material weakness in our internal controls as of February 28, 2013. Specifically, the lack of technical resources to apply accounting requirements as they relate to non-routine and complex transactions, resulted in restatements to our financial statements as previously filed on Form 10-Q for the periods ended February 29, May 31 and August 31, 2012. The adjustments related to the recognition of consulting services revenue and common stock authorized but not issued. Based on this material weakness, management concluded that our disclosure controls and procedures were not effective as of February 28, 2013.

Changes in Internal Control Over Financial Reporting

There have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weakness associated with the financial reporting relating to the recognition of consulting services revenue and common stock authorized but issued discussed above was subsequently identified and resulted in remediation activities subsequent to February 28, 2013.

Remediation of a Material Weakness in Internal Control Over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness and enhance our internal control over financial reporting. The following actions, which we believe have remediated the material weakness in internal control over financial reporting, were completed as of the date of this filing:

•	We retained accounting and consulting personnel with the appropriate level of knowledge, skills and experience in financial accounting and reporting;

•	We have examined significant accounts and improved related account reconciliations; and

•	We changed our monitoring practices concerning the review of significant accounts and transactions and related financial results and reporting.

We are committed to a strong internal control environment and will continue to review the effectiveness of our internal controls over financial reporting and other disclosure controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d- 14(a)

32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended February 28, 2013 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to BioPower Operations Corp., 1000 Corporate Drive, Suite 200, Fort Lauderdale, Florida 33334 Attention: Mr. Robert Kohn.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 15, 2013	BioPower Operations Corporation

	By:	/s/ Robert D. Kohn
Robert D. Kohn, Chairman and Chief Executive Officer and Chief Financial Officer

