Form 10-Q
period 2013-05-31
Biopower Operations Corp
filed 2013-07-19
CIK 1510832

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of July 22, 2013, the registrant had 90,280,000 shares of common stock, par value $0.0001 per share, outstanding.

BIOPOWER OPERATIONS CORPORATION

 (A Developmental Stage Company)

CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

ITEM 4.	CONTROLS AND PROCEDURES	25

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	26

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26

ITEM 3.	DEFAULT UPON SENIOR SECURITIES	26

ITEM 4.	MINE SAFETY DISCLOSURES	26

ITEM 5.	OTHER INFORMATION	26

ITEM 6.	EXHIBITS	26

SIGNATURES		27

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act

CONTENTS

Page

Consolidated Balance Sheets as of May 31, 2013 (unaudited) and November 30, 2012	4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended May 31, 2013 and 2012, and from September 13, 2010 (Inception) to May 31, 2013 (unaudited)	5

Consolidated Statement of Stockholders’ Deficit from September 13, 2010 (Inception) to May 31, 2013 (unaudited)	6

Consolidated Statements of Cash Flows for the six months ended May 31, 2013 and 2012, and from September 13, 2010 (Inception) to May 31, 2013 (unaudited)	7

Notes to Consolidated Financial Statements (unaudited)	8 - 20

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	May 31, 2013	November 30, 2012
	(Unaudited)

Assets
Current Assets
Cash	$41,930	$16,956
Consulting receivables	38,512	-
Available-for-sale securities	-	38,250
Prepaid expenses	4,304	682
Total Current Assets	84,746	55,888

Equipment - net	15,752	18,761
Security deposit	11,660	11,660
	27,412	30,421

Total Assets	$112,158	$86,309

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$429,795	$413,586
Accounts payable and accrued expenses - related parties	970,256	755,365
Deferred revenue	-	31,429
Common stock payable	252,900	208,500
Notes payable - related parties	40,675	40,675
Notes payable	214,800	89,800
Convertible debt	25,000	-
Total Current Liabilities	1,933,426	1,539,355

Long-Term Liabilities
Deferred revenue	-	25,000
Total Long-Term Liabilities	-	25,000

Total Liabilities	1,933,426	1,564,355

Stockholders' Deficit
Preferred stock, $1 par value; 10,000 shares authorized; 1 share issued and outstanding	1	1
Common stock, $0.0001 par value, 500,000,000 shares authorized; 90,280,000 shares issued and outstanding	9,028	9,028
Additional paid-in capital	820,162	795,162
Deficit accumulated during the development stage	(2,650,459)	(2,244,437)
Other comprehensive loss	-	(37,800)
Total Stockholders' Deficit	(1,821,268)	(1,478,046)

Total Liabilities and Stockholders' Deficit	$112,158	$86,309

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,		September 13, 2010 (Inception) to
	2013	2012	2013	2012	May 31, 2013
		(restated)		(restated)

General and administrative expenses	$240,128	$330,162	$402,143	$552,852	$2,352,952

Other income (expense)
Interest expense	(3,655)	(53,758)	(29,867)	(84,527)	(153,932)
Interest expense - related party	(408)	(202)	(808)	(202)	(1,757)
Loan cost	-	-	-	-	(6,250)
Loss on impairment of avaialble-for-sale securities	(76,050)	-	(76,050)	-	(76,050)
Loss on impairment of license	-	-	-	-	(240,795)
Loss on sale of available-for-sale marketable securities	-	-	-	-	(118,640)
Gain on settlement of consulting revenue receivable	-	-	-	133,500	133,500
Consulting revenue	168,971	20,000	186,293	23,571	249,864
Consulting expense	(83,447)	-	(83,447)	-	(83,447)
Total other income (expense) - net	5,411	(33,960)	(3,879)	72,342	(297,507)

Net loss	$(234,717)	$(364,122)	$(406,022)	$(480,510)	$(2,650,459)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding during the period - basic and diluted	90,280,000	90,340,000	90,280,000	90,328,197	78,703,703

Comprehensive loss
Net loss	$(234,717)	$(364,122)	$(406,022)	$(480,510)	$(2,650,459)
Unrealized loss on available-for-sale marketable securities	23,850	(31,500)	-	(31,500)	(37,800)
Reclassification adjustment due to impairment on available-for-sale securities	37,800	-	37,800	-	37,800
Comprehensive loss	$(173,067)	$(395,622)	$(368,222)	$(512,010)	$(2,650,459)

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders' Deficit

From September 13, 2010 (Inception) to May 31, 2013

(Unaudited)

						Deficit
						Accumulated	Accumulated
	Preferred Stock,		Common Stock,		Additional	during	Other	Total
	$1 Par Value		$0.0001 Par Value		Paid In	Development	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Loss	Deficit

Issuance of common stock - founders ($0.0001)	-	$-	10,000	$1	$-	$-	$-	$1
Net loss - September 13, 2010 (Inception) to November 30, 2010	-	-	-	-	-	(1,334)	-	(1,334)
Balance - November 30, 2010	-	-	10,000	1	-	(1,334)	-	(1,333)

Cancellation of common stock - founders	-	-	(10,000)	(1)	-	-	-	(1)
Issuance of preferred stock - founders ($1/share)	1	1	-	-	-	-	-	1
Issuance of common stock - founders ($0.0001/share)	-	-	32,500,000	3,250	-	-	-	3,250
Issuance of common stock - related parties ($0.0001/share)	-	-	12,300,000	1,230	-	-	-	1,230
Issuance of common stock ($0.0001/share)	-	-	39,100,000	3,910	-	-	-	3,910
Issuance of common stock ($0.25/share)	-	-	1,200,000	120	299,880	-	-	300,000
Issuance of common stock ($0.50/share)	-	-	30,000	3	14,997	-	-	15,000
Issuance of common stock for services rendered ($0.012/share)	-	-	4,150,000	415	49,585	-	-	50,000
Issuance of common stock for license ($0.25/share)	-	-	1,000,000	100	249,900	-	-	250,000
Warrants issued for services rendered	-	-	-	-	60,800	-	-	60,800
Debt discount - related party	-	-	-	-	30,000	-	-	30,000
Net loss	-	-	-	-	-	(968,655)	-	(968,655)
Balance - November 30, 2011	1	1	90,280,000	9,028	705,162	(969,989)	-	(255,798)

Debt discount	-	-	-	-	50,000	-	-	50,000
Debt discount - related party	-	-	-	-	40,000	-	-	40,000
Unrealized loss on available-for-sale marketable securities	-	-	-	-	-	-	(37,800)	(37,800)
Net loss	-	-	-	-	-	(1,274,448)	-	(1,274,448)
Balance - November 30, 2012	1	1	90,280,000	9,028	795,162	(2,244,437)	(37,800)	(1,478,046)

Debt discount	-	-	-	-	25,000	-	-	25,000
Reclassification adjustment due to impiarment on available-for-sale securities	-	-	-	-	-	-	37,800	37,800
Net loss	-	-	-	-	-	(406,022)	-	(406,022)
Balance - May 31, 2013	1	$1	90,280,000	$9,028	$820,162	$(2,650,459)	$-	$(1,821,268)

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended May 31,		September 13, 2010 (Inception) to
	2013	2012	May 31, 2013
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(406,022)	$(480,510)	$(2,650,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of license	-	2,507	9,205
Loss on impairment of license	-	-	240,795
Loss on impairment of marketable securities	76,050	-	76,050
Loss on sale of available-for-sale marketable securities	-	-	118,640
Depreciation	3,009	2,776	12,008
Amortization of debt discount	25,000	83,096	145,000
Loan cost	-	-	6,250
Amortization of stock to be issued for services rendered	45,133	-	95,133
Warrants issued for services rendered	-	-	60,800
Available-for-sale securities received as consideration for consulting revenue	-	(120,000)	(120,000)
Gain on settlement of consulting revenue receivable	-	(133,500)	(133,500)
Changes in operating assets and liabilities:
Accounts receivable	(38,512)	-	(38,512)
Prepaid expenses	(4,355)	(1,585)	(5,037)
Security deposit	-	-	(11,660)
Accounts payable and accrued expenses	16,209	(6,329)	429,795
Accounts payable and accrued expenses - related parties	214,891	301,471	970,256
Common stock payable for services rendered	-	97,500	108,500
Deferred revenue	(56,429)	96,429	-
Net Cash Used In Operating Activities	(125,026)	(158,145)	(686,736)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available-for-sale securities	-	-	52,560
Purchase of equipment	-	-	(27,760)
Net Cash Provided By Investing Activities	-	-	24,800

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	25,000	50,000	75,000
Proceeds from convertible debt - related party	-	40,000	70,000
Proceeds from notes payable - related parties	-	28,500	65,973
Proceeds from notes payable	125,000	-	145,800
Repayment of notes payable - related parties	-	-	(25,298)
Repayment of notes payable	-	-	(1,000)
Proceeds from issuance of preferred stock	-	-	1
Proceeds from issuance of common stock	-	-	323,390
Proceeds from common stock to be issued	-	50,000	50,000
Net Cash Provided By Financing Activities	150,000	168,500	703,866

Net Increase in Cash	24,974	10,355	41,930

Cash - Beginning of Period	16,956	6,111	-

Cash - End of Period	$41,930	$16,466	$41,930

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for license	$-	$-	$250,000
Common stock to be issued for services rendered	$44,400	$-	$44,400
Debt discount recorded on convertible debt	$25,000	$50,000	$75,000
Debt discount recorded on convertible debt - related party	$-	$40,000	$70,000
Conversion of convertible debt to common stock payable	$-	$-	$50,000
Reclassification from convertible debt to notes payable	$-	$-	$70,000
Cancellation of common stock - founders	$-	$-	$1

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

May 31, 2013

Unaudited

Note 1 Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is our opinion, however, that the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2012 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended November 30, 2012 and 2011. The financial information as of November 30, 2012 is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended November 30, 2012.  The interim results for the three and six months ended May 31, 2013 are not necessarily indicative of the results to be expected for the year ending November 30, 2013 or for any future interim periods.

Note 2 Restatement of Financial Statements

The unaudited interim consolidated financial statements as of and for the three and six months ended May 31, 2012, filed with the SEC on July 24, 2012, have been restated as a result of management’s determination that the Company’s accounting treatment pertaining to (a) revenue recognition on its non-operating consulting advisory agreement executed in February 2012 and (b) common stock authorized but not issued should be modified.

Management initially concluded that the non-refundable fee and first-year consulting fee received in connection with its consulting agreement should be recognized as revenue upon receipt. After further review, management determined that the non-refundable fee should be recognized as revenue over the term of the agreement and the first-year consulting fee should be recognized as revenue over the first year of the agreement. Additionally, management initially concluded that the value of the shares received in connection with its consulting agreement should be recorded as consulting revenue. Upon further review, management determined that a gain on settlement of consulting revenue receivable received should have been recorded since the value of the shares received was greater that the value of the services to be rendered.

Management initially concluded that certain common stock authorized, but not issued, should be treated as outstanding shares of common stock. Upon further review, management determined that common stock authorized, but not yet issued, should be treated as common stock payable and are, therefore, not considered outstanding.

This change in accounting treatment resulted in a restatement of consulting revenue, gain on settlement of consulting revenue receivable, net loss, basic and diluted loss per share and basic and diluted weighted average number of common shares outstanding on the Company’s consolidated statement of operations for the three and six months ended May 31, 2012 and deferred consulting revenue, common stock payable, common stock, additional paid in capital and accumulated deficit in the Company’s consolidated balance sheet at May 31, 2012. The restatement had no effect on the Company’s cash or net cash (used in) provided by operating, investing and financing activities for the six months ended May 31, 2012.

	Restated Consolidated Balance Sheet
	As Reported	Adjustments	Restated	Notes
Total Assets	$522,890	$-	$522,890

Deferred consulting revenue	$-	$62,322	$62,322	1
Common stock payable	-	147,500	147,500	2
Total Current Liabilities	956,769	209,822	1,166,591
Deferred consulting revenue	-	34,107	34,107
Total Long-Term Liabilities	-	34,107	34,107

Common stock	9,063	(35)	9,028	2
Additional paid-in capital	942,627	(147,465)	795,162	2
Deficit accumulated during the development stage	(1,354,070)	(96,429)	(1,450,499)	1
Accumulated other comprehensive income	(31,500)	-	(31,500)
Total Stockholders' Deficit	(433,879)	(243,929)	(677,808)

Total Liabilities and Stockholders' Deficit	$522,890	$-	$522,890

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

May 31, 2013

Unaudited

	Three Months Ended			Six Months Ended
	May 31, 2012			May 31, 2012
Consolidated Statements of Operations	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	Notes

Revenue	$-	$-	$-	$253,500	$(253,500)	$-

General and administrative expenses	(330,162)		(330,162)	(552,852)		(552,852)
Consulting revenue	-	20,000	20,000	-	23,571	23,571	1
Interest expense	(53,758)		(53,758)	(84,527)		(84,527)
Interest expense - related parties	(202)		(202)	(202)		(202)
Gain on settlement of consulting revenue receivable	-	-	-	-	133,500	133,500	3
Net income (loss)	$(384,122)	$20,000	$(364,122)	$(384,081)	$(96,429)	$(480,510)

Net income (loss) per common share - basic and diluted	$(0.00)		$(0.00)	$(0.00)		$(0.01)

Weighted average number of common shares outstanding during the period - basic and diluted	90,647,609		90,340,000	90,442,295		90,328,197	2

Comprehensive loss	$(415,622)	$78,500	$(337,122)	$(415,581)	$(96,429)	$(512,010)	1

	Six Months Ended
	May 31, 2012
Consolidated Statements of Cash Flows	As Reported	Adjustments	Restated	Notes
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(384,081)	$(96,429)	$(480,510)	1
Stock issued for services rendered	97,500	(97,500)	-	2
Available-for-sale securities received as consideration for consulting revenue	(253,500)	133,500	(120,000)	1
Gain on settlement of consulting revenue receivable	-	(133,500)	(133,500)	3
Common stock payable for services rendered	-	97,500	97,500	2
Deferred revenue	-	96,429	96,429	1
Net Cash Used In Operating Activities	(158,145)	-	(158,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	50,000	(50,000)	-	2
Proceeds from common stock to be issued	-	50,000	50,000	2
Net Cash Provided By Financing Activities	168,500	-	168,500

Notes:

1.	Adjustment to recognize revenue on a straight-line basis on (a) the $60,000 non-refundable fee paid upon execution of the consulting agreement over the term of the agreement and (b) the $60,000 first year consulting fee over the first year of the agreement.

2.	Adjustment to record common stock authorized but not yet issued.

3.	Adjustment to record a gain on shares received since the value of the shares received was greater than the value of the services to be rendered upon execution of the consulting agreement.

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

The Company intends to be in the business of converting biomass into products such as biofuels, fertilizer or derivative based products from oils. Biomass can come from growing plants or wastes such as plant, human or animal.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

May 31, 2013

Unaudited

On June 8, 2012, the Company's Chief Executive Officer contributed 100% of his member interest in FTZ Exchange, LLC, (“FTZ”) which became a 100% wholly subsidiary to the Company for no consideration. On the date of contribution, FTZ had a 50-50 joint venture, known as, the Qx Health Exchange (“QX”) and a wholly-owned subsidiary, called FTZ Energy Exchange Corporation, which intended to launch an energy exchange. FTZ is a licensing company which intends to use its business know-how to develop multiple distribution channels, known as exchanges, for the sale of various products and services. On the date of contribution, FTZ had a nominal net book value. The joint venture was cancelled on May 1, 2013.

The Company’s fiscal year end is November 30.

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements include the accounts of BioPower and its wholly-owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Development Stage

The Company is a development stage company and has primarily generated revenues from a consulting agreement and from revenues earned from the testing phase in connection with the Testing Services Agreement in Paraguay (see Note 15). Revenues recognized to date are not indicative of future expected revenues, once the Company begins marketing its fertilizer related products to customers. During the three and six months ended May 31, 2013, two customers accounted for 23% and 77%, respectively, and 30% and 70%, respectively, of consulting revenue. During the three and six months ended May 31, 2012, one customer accounted for 100% of consulting revenue.

The Company's unaudited interim consolidated financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include negotiating distribution agreements and marketing the territory for distribution outlets for its fertilizer related products. The Company, while seeking to implement its business plan, will look to obtain additional debt and/or equity related funding opportunities. The Company has not generated any revenues from its planned and principal operations since inception.

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

Currently, the Company derives revenue from the consulting services provided to third parties. Revenue is recognized when the contract is signed, the fees are fixed or determinable, delivery of service has occurred, and collectability of the fees is considered probable. Consulting services are recognized ratably over the term of the agreement or as services are rendered. Amounts billed to customers or payments received from customers prior to providing services and for which the related revenue recognition criteria have not been met are recorded as deferred revenue and recognized ratably as revenue over the term of the agreement.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

May 31, 2013

Unaudited

Reclassification

Reclassifications have been made to certain prior period amounts to conform to the current period presentation. These reclassifications have no effect on the financial position or on the results of operations or cash flows for the periods presented.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company had no cash equivalents at May 31, 2013 and November 30, 2012.

We minimize credit risk associated with cash by periodically evaluating the credit quality of our primary financial institutions. At times, our cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. On May 31, 2013 and November 30, 2012, our deposits did not exceed the FDIC limit.

Accounts Receivable

Accounts receivable represent obligations from our customers. We periodically evaluate the collectability of our accounts receivable and consider the need to record an allowance for doubtful accounts. Actual amounts could vary from the recorded estimates. We did not deem it necessary to record an allowance for doubtful accounts at May 31, 2013. At May 31, 2013, all accounts receivable are with one customer.

Marketable Securities

At the time of acquisition, a security is designated as held-to-maturity, available-for-sale or trading, depending on the Company’s ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost.

Marketable securities are composed of available-for-sale securities and are reported at fair value. Realized gains and losses on sales of investments are recognized in net income on the specific identification basis. Changes in the fair values of securities that are considered temporary are recorded as unrealized gains and losses in accumulated other comprehensive income (loss) within stockholders’ equity. Other-than-temporary declines in market value from original cost are reflected in operating income in the period in which the unrealized losses are deemed other than temporary. In order to determine whether other-than-temporary declines in market value have occurred, the duration of the decline in value and the Company’s ability to hold the investment are considered in conjunction with an evaluation of the strength of the underlying collateral and the extent to which the investment’s amortized cost or cost, as appropriate, exceeds its related market value. The Company undertook a review of the value of its available-for-sale securities as of May 31, 2013 and determined that the value of its securities had been impaired. Accordingly, the Company recorded an impairment charge of $76,050 in the accompanying unaudited consolidated statement of operations during the three and six months ended May 31, 2013. The impairment results from the Company’s inability to obtain the underlying shares of common stock from its escrow agent, as the escrow agent has refused to release these shares to the Company (see Note 12). Management has decided not to take further action on this matter.

The following table summarizes marketable securities held at May 31, 2013 and November 30, 2012, all of which are classified as available-for-sale:

	Cost	Impairment Charge	Fair Value
May 31, 2013
Common stock	$76,050	$76,050	$-
Total available-for-sale securities	$76,050	$76,050	$-

	Cost	Unrealized Loss	Fair Value
November 30, 2012
Common stock	$76,050	$37,800	$38,250
Total available-for-sale securities	$76,050	$37,800	$38,250

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

May 31, 2013

Unaudited

The Company did not realize any gains and/or losses on sales of investments during the three and six months ended May 31, 2013 and 2012, nor did it recognize any dividend or interest income during those same periods. The Company has a 100% concentration in one publicly traded stock.

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

Equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  There were no impairment charges taken during the six months ended May 31, 2013.

Investment in Joint Venture

FTZ entered into a Joint Venture with QX, a third party, to engage in the business of becoming an independent medical & health network for hospitals, physicians, outpatient and urgent care centers, dental care, vision care, insurance companies, alternative medicine, medical tourism, pharmaceutical companies, vendors and patients. FTZ owned fifty percent of the QX joint venture.

The joint venture was cancelled on May 1, 2013 and has had no activity through the cancellation date.

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

May 31, 2013

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

Earnings per share

Basic loss per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

The computation of basic and diluted loss per share for the three and six months ended May 31, 2013 and 2012, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	May 31, 2013	May 31, 2012

Convertible debt ($25,000 at $0.05 per share)	500,000	-
Convertible debt ($50,000 at $0.25 per share)	-	200,000
Convertible debt – related party ($70,000 at $0.25 per share)	-	280,000
Common stock payable	1,056,250	350,000
Total common stock equivalents	1,556,250	830,000

Recent Accounting Pronouncements

There are no new accounting pronouncements that are expected to have any material impact on the Company’s consolidated financial statements.

Note 4 Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $406,022 and net cash used in operations of $125,026 for the six months ended May 31, 2013. Additionally, the Company had a working capital deficit of $1,848,680 and a stockholders’ deficit of $1,821,268 at May 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

May 31, 2013

Unaudited

Note 5 Equipment

At May 31, 2013 and November 30, 2012, equipment consists of the following:

	2013	2012	Estimated Useful Life
Computer Equipment	$27,760	$27,760	5 years
Less: Accumulated depreciation	(12,008)	(8,999)
Equipment, net	$15,752	$18,761

Note 6 Notes Payable – Related Parties

Notes payable – related parties consists of the following:

	Balance	Interest Rate	Maturity
Balance - September 10, 2010	$-
Borrowings	20,927	4%	Due on demand
Balance - November 30, 2010	20,927
Borrowings	2,954	4%	Due on demand
Repayments of borrowings	(23,881)
Balance - November 30, 2011	-
Borrowings	40,500	4%	Due on demand
Borrowings	1,592	0%	Due on demand
Repayments of borrowings	(1,417)
Balance - May 31, 2013 and November 30, 2012	$40,675

Accrued interest at May 31, 2013 and November 30, 2012 amounted to $2,136 and $854, respectively, which is included as a component of accounts payable and accrued expenses – related parties. Interest expense on notes payable to related parties amounted to $408 and $202 for the three months ended May 31, 2013 and 2012, respectively, and $808, $202 and $1,757 for the six months ended May 31, 2013 and 2012, and the period from September 13, 2010 (inception) to May 31, 2013, respectively.

Note 7 Convertible Debt – Related Parties

Convertible debt – related parties consists of the following:

	Balance	Interest Rate	Maturity	Conversion Price
Balance - November 30, 2010	$-
Borrowings	30,000	4%	Due on demand	$0.25
Balance - November 30, 2011	30,000
Borrowings	40,000	4%	Due on demand	$0.25
Reclassification from convertible debt to notes payable (see Note 8)	(70,000)
Balance - May 31, 2013 and November 30, 2012	$-

During the years ended November 30, 2011 and 2010, the Company's former President/Chief Operating Officer advanced a total of $70,000. The Company determined that these were conventional convertible debt instruments, with a beneficial conversion feature. The loans were deemed to have a beneficial conversion feature because the fair value of the stock exceeded the effective conversion price embedded in the loan on the commitment date. Accordingly, the Company recorded the value of the beneficial conversion feature, which was determined to be $70,000, as a discount to the loans and a corresponding increase to additional paid in capital. The discount to the loans was fully amortized to interest expense during the year ended November 30, 2012. The loans have been reflected as a note payable to a third party given the individual resigned from his position as of August 2012 and has made a demand for payment (see Note 8). Given the Company’s inability to repay the note, the note is currently in default.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

May 31, 2013

Unaudited

Note 8 Notes Payable and Convertible Debt

Notes payable consists of the following:

	Balance	Interest Rate	Maturity
Balance - November 30, 2011	$-
Reclassification from convertible debt to notes payable	70,000	4%	Due on demand
Borrowings	20,800	4%	Due on demand
Repayments of borrowings	(1,000)
Balance - November 30, 2012	89,800
Borrowings	125,000	8%	Due on demand
Balance - May 31, 2013	$214,800

Accrued interest at May 31, 2013 and November 30, 2012 amounted to $7,724 and $3,674, respectively, which is included as a component of accounts payable and accrued expenses. Interest expense on notes payable to third parties amounted to $3,655 and $877 for the three months ended May 31, 2013 and 2012, respectively, and $4,867 and $1,431 for the six months ended May 31, 2013 and 2012, respectively.

Convertible debt consists of the following:

	Balance	Interest Rate	Maturity	Conversion Price
Balance - November 30, 2011	$-
Borrowings	50,000	4%	11/30/2012	$0.25
Conversion of convertible debt to common stock payable	(50,000)
Balance - November 30, 2012	-
Borrowings	25,000	4%	Due on demand	$0.05
Balance - May 31, 2013	$25,000

During the year ended November 30 2012, a third party investor advanced $50,000 due on July 31, 2012. The lender could convert the loan into 200,000 restricted shares of the Company at $0.25 per share. On July 31, 2012, the notes maturity dates were extended until November 30, 2012. On October 18, 2012, the third party investor requested to convert the loans into 200,000 restricted shares of the Company's common stock at $0.25/share. As of February 28, 2013, the 200,000 shares have not been issued and are included in common stock payable.

In January 2013, a third party investor advanced $25,000. The lender may convert the loan into 500,000 restricted shares of the Company at $0.05 per share. The Company determined that the loan met the definition of a conventional convertible debt since the holder of the note can only realize the benefit of the conversion option by exercising it and receiving the entire amount of proceeds in a fixed number of shares or cash. The loan was deemed to have a beneficial conversion feature because the fair value of the stock exceeded the effective conversion price embedded in the loan on the commitment date. Accordingly, the Company recorded the value of the beneficial conversion feature, which was determined to be $25,000, as a discount to the loan and a corresponding increase to additional paid in capital. The amount was immediately recognized as interest expense since the loan is due on demand.

Accrued interest at May 31, 2013 amounted to $1,263, which is included as a component of accounts payable and accrued expenses. Interest expense on convertible debt with third parties amounted to $252 and $330 for the three and six months ended May 31, 2013 and 2012, respectively.

Interest expense on notes payable and convertible debt with third parties amounted to $8,932 for the period from September 13, 2010 (inception) to May 31, 2013. Amortization expense of debt discount, included in interest expense, amounted to $145,000 for the period from September 13, 2010 (inception) to May 31, 2013.

Note 9 Stockholders’ Deficit

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

May 31, 2013

Unaudited

(B)	Common Stock

On September 13, 2010, the Company issued 10,000 shares of common stock to its founders for $1 ($0.0001/share). On January 5, 2011, in connection with the re-domiciling to Nevada, these shares were cancelled for no consideration.

During the year ended November 30, 2011, the Company issued the following shares for cash and services.

Type	Quantity	Valuation	Range of Value per share
Cash	40,330,000	$318,910	$0.0001 – 0.50
Cash – related parties	44,800,000	4,480	$0.0001
License agreement (1)	1,000,000	250,000	$0.25
Services rendered (2)	4,150,000	50,000	$0.012
Total	90,280,000	$623,390	$0.0001 - 0.50

There were no shares issued during the year ended November 30, 2012 or the six months ended May 31, 2013.

The following represents the Company’s shares authorized for issuance as of May 31, 2013:

Type	Quantity	Valuation	Range of Value per share
Cash	200,000	$50,000	$0.25
Services rendered – related parties	50,000	11,000	0.22
Services rendered (3)	150,000	97,500	0.65
Debt conversion	200,000	50,000	0.25
Balance - November 30, 2012	600,000	$208,500	$0.65
Services rendered (3)	456,250	44,400	0.017 – 0.16
Balance – May 31, 2013 (4)	1,056,250	$252,900	$0.017 – 0.65

(1)	The value of the license agreement of $250,000, net of the accumulated amortization, was deemed to be impaired during the year ended November 30, 2012 and, accordingly, as of November 30, 2012, the Company recorded an impairment loss of $240,795 related to this license.
(2)	In connection with the stock issued for services rendered, the Company determined fair value based upon the value of the services provided, which was the most readily available evidence.
(3)	Fair value based upon the quoted closing market price of the Company’s common stock as of the authorized issuance date (date of grant).
(4)	The 1,056,250 shares are recorded as common stock payable because they have not been issued in connection with settling amounts due under contractual arrangements. Given these shares have not been issued, they are not included in earnings per share for the three and six months ended May 31, 2013 and 2012 and from September 13, 2010 (inception) to May 31, 2013.

(C)	Warrants

On January 11, 2011, the Company issued one year warrants for 1,000,000 shares with a consultant, with an exercise price of $1 per share. The warrants were granted for services rendered and had a fair value of $60,800. The warrants expired unexercised on January 11, 2012.

Note 10 Related Party Transactions

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

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

May 31, 2013

Unaudited

Note 11 Commitments and Contingencies

Employment Agreements – Officers and Directors

As of May 31, 2013, the Company has employment agreements with certain executives and directors (two individuals) containing the following provisions:

Term of contract	5 years, expiring on December 31, 2015
Salary	$200,000
Salary deferral	All salaries will be accrued, but may be paid from the Company’s available cash flow funds.

Leases

The Company’s lease on its office space expired on May 31, 2013. On June 3, 2013, the Company entered into a new lease agreement with its current landlord. The lease is for a 24 month period, expiring on May 31, 2015, and requires monthly base rental payments of $2,000 for the period from June 1, 2013 through May 31, 2014 and $2,080 for the period from June 1, 2014 through May 31, 2015.

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

Note 12 Revenue – other

On February 13, 2012, the Company was engaged by a third party to provide consulting services in a three year contract for $60,000 per year plus a non-refundable $60,000 initial payment upon execution. The Company may earn fees in the form of cash or common stock of the third party, a public company, at their election. In lieu of cash payments for services to be rendered under the terms of the agreement, the third party elected to pay the Company 15,000,000 shares of public company restricted common stock, at a fifty percent discount using the preceding five days average trading price per the terms of the agreement. $120,000 was due upon execution of agreement. The fair value of the shares received upon the execution of this agreement was $253,500, as evidenced by the quoted closing trading price. The Company recorded the value of the shares received as deferred revenue totaling $120,000, which evidenced the fair value of the services to be performed and recorded a gain of $133,500, with a corresponding asset classified as available-for-sale securities. A gain was recorded since the value of the shares received was greater than the value of the services to be rendered upon the execution of the agreement.

In August 2012, the Company executed a loan agreement with a lender, who is also a shareholder, to obtain 10,000,000 free trading shares of the public company reference above. The shares received by the Company were sold during 2012. In exchange for the free trading shares, the Company was required to repay 10,500,000 shares in free trading stock of this public company. The 500,000 shares are deemed to be a loan cost, having a fair value of $6,250 ($0.0125/share), based upon the quoted closing trading price on the date of the agreement.

During 2012, the Company, received 15,000,000 shares of the public company for services to be rendered and sold 10,000,000 shares as noted above based upon the ability to obtain the 10,000,000 shares of free trading stock from the lender. The 15,000,000 shares is currently held in escrow, of which 4,500,000 shares was to be released to the Company and the balance, of 10,500,000 shares will be paid to the shareholder for the 10,000,000 shares borrowed and the 500,000 shares for the loan cost as noted above upon the shares becoming unrestricted. The Company does not have any rights to the 10,500,000 shares. The Company has not recorded any asset or liability for the shares held in escrow. In May 2013, the Company was notified by the escrow agent that it would not release the shares to the Company. The Company has determined the value of the 4,500,000 shares to be impaired and has recorded an impairment charge of $76,050 during the three and six months ended May 31, 2013 (see Note 3). Management has decided not to take further action on this matter.

The contract had the following remaining payment terms:

•	$60,000 due on February 13, 2013; and
•	$60,000 due on February 13, 2014

As of May 31, 2013, the Company has not received the $60,000 due on February 13, 2013 under the contract. Collectability of this amount is not reasonably assured, therefore the Company has not recorded the related revenue, accounts receivable or deferred revenue associated with this amount as of May 31, 2013. Additionally, in May 2013, the Company was notified by the third party of its intent to terminate the agreement. Given this notification, the Company recognized the remaining portion of the deferred consulting revenue of $39,107 as consulting revenue in the accompanying statement of operations as of May 31, 2013.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

May 31, 2013

Unaudited

Note 13 Investor Relations Agreement

On February 5, 2013, the Company entered into an investor relations agreement with a third party, pursuant to which the third party will provide certain investor relations services including, but not limited to, consulting and liaison services relating to the conception and implementation of its corporate and business development plan. The agreement is for a one-year term, commencing February 5, 2013 and is cancelable on a quarterly basis. In consideration for the services, the Company will issue 800,000 shares of common stock, to be delivered in four equal quarterly installments of 200,000 shares each. The first 200,000 shares were to be delivered upon execution of the agreement. In addition to the shares, the Company will pay the consultant $3,000 per month, in cash or stock, at the option of the Company. If the Company elects to pay the monthly fee in shares of the Company’s common stock, the number of shares to be issued will be calculated by dividing the fee owed by the closing price of the Company’s common stock.

As of May 31, 2013, the Company was required to issue 400,000 shares of its common stock and determined to pay the first quarter’s fee of $9,000 in stock, representing 56,250 shares of the Company’s common stock. The fair value of the 456,250 shares of common stock to be issued to the third party was $44,400, based upon the quoted closing trading price of the Company’s common stock as of the date of grant. The Company has recorded this amount as a prepaid expense and is amortizing the expense over the service term. The Company as elected to pay the second quarter’s fee in cash. The Company recorded $17,799 and $31,466 during the three and six months ended May 31, 2013, respectively, as professional fees. Since the 456,250 shares of common stock have not been issued to the third party as of May 31, 2013, the Company has included the value of the shares of $44,400 in common stock payable in the accompanying consolidated balance sheet and has not included these shares in the earnings per share calculations as of May 31, 2013.

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

The Company had assets measured at fair market value on a recurring basis. Consequently, the Company had gains and losses reported in the statement of comprehensive income (loss), that were attributable to the change in unrealized gains or losses relating to those assets still held at the reporting date for the period ended May 31, 2013.

The following is the Company’s assets measured at fair value on a recurring basis at May 31, 2013 and November 30, 2012, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	May 31, 2013	November 30, 2012
Level 1 – None	$-	$-
Level 2 – Marketable Securities	-	38,250
Level 3 – None	-	-
Total	$-	$38,250

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

May 31, 2013

Unaudited

See Note 3 regarding the impairment charge recognized during the three and six months ended May 31, 2013 on the Company’s marketable securities.

The carrying amounts reported in the balance sheet for cash, available-for-sale securities, prepaid expenses, accounts payable and accrued expenses, notes payable, notes payable – related parties and convertible debt, approximate fair value based on the short-term nature of these instruments.

Note 15 Subsequent Events

Advances

In June 2013, a third party investor advanced an aggregate of $38,506 to the Company. The advance was unsecured, due on demand and bore interest at 8%. The advance was converted into shares of the Company’s common stock (see below).

On July 2, 2013, a third party investor advanced $18,000 to the Company. The advance is unsecured, due on demand and bears interest at 8%.

Common Stock Issuances

During June 2013, in connection with a common stock offering (the “Offering”), the Company sold an aggregate of 1,075,000 shares of its common stock at a purchase price of $0.012 per share, for a total offering amount of $12,900.

On June 21, 2013, one of the Company’s directors converted $4,000 of director’s fees owed into 333,333 shares of common stock and converted $8,000 of consulting fees owed into 666,667 shares of common stock. The fair value of $0.012 per share was based upon the purchase price from the Company’s Offering (see above).

On June 21, 2013, the Company’s Chief Executive Officer and Director of Business Strategy converted amounts due to them for reimbursable expenses of $113,694 into 9,474,500 shares of common stock, or $0.012 per share. The fair value of the stock was based upon the purchase price from the Company’s Offering.

On June 21, 2013, the Company’s Chief Executive Officer converted his outstanding note payable of $40,500, along with accrued interest of $1,950, into 3,537,500 shares of common stock, or $0.012 per share. The fair value of the stock was based upon the purchase price from the Company’s Offering.

On June 21, 2013, third party investors converted $208,306 of notes payable and convertible debt, along with $4,392 of accrued interest, into 17,724,834 shares of common stock, or $0.012 per share. The fair value of the stock was based upon the purchase price from the Company’s Offering.

On June 21, 2013, the Company granted 7,500,000 shares of common stock to a consultant for services to be provided over a twelve month period, commencing June 1, 2013. The shares will vest after one year of service. In addition, the Company will pay the consultant a fee of $7,500 per month, cash flow permitting, over the same twelve month period.

On June 21, 2013, the Company’s Chief Executive Officer and Director of Business Strategy were each granted 10,000,000 shares of common stock in exchange for continuing to work without cash payment of their full salary and to convert accrued expenses and a note payable as noted above. The shares will vest after one year of service. The shares will not replace the Company’s obligation to pay the required salary over the next year.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

May 31, 2013

Unaudited

Testing Services Agreement

On July 2, 2013, the Company entered into agreements for the first stage of a project to develop a castor plantation and milling operation in the Republic of Paraguay with offshore entities (aka “Ambrosia and “Developer”) for the testing and development of a project with up to $10,000,000 in financing upon certification of the castor yield effective. Under the terms of the Testing Services Agreement (the “TSA”), the Developer will provide the land, pay costs for the testing and pay the Company a monthly project management fee of $45,000 and reimbursement of expenses during the test period for subcontractors on the ground in Paraguay. The Company will provide project management testing services through the testing phase for up to 12 months until the successful certification of the yield from growing castor is proven, subject to material and adverse events. Once Ambrosia approves the project, then under the Castor Master Farm Management Services Agreement, the $10,000,000 to be invested from Ambrosia will go towards the development and operations of the first stage of the castor plantation and the building of the mill and its operations. The Company will earn 6% of the net income for ten years or have an option to become a 20% owner of the project. The Company began the initial test phase in Paraguay on March 20, 2013, and subject to the terms of the TSA, is entitled to project management fees. The Company recorded consulting revenue of $129,864 in connection with services provided under the TSA as of May 31, 2013.

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

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of BioPower Operations Corp. for the three and six months ended May 31, 2013 and 2012. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Forward-looking statements are based on current expectations and assumptions and actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, those factors set forth in “Risk Factors” contained in Item 1A of our 2012 Annual Report.

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

Overview

BioPower Corporation (“we,” “our,” “BioPower,” “BIO” or the “Company”) was incorporated in the State of Florida on September 13, 2010. On January 5, 2011, the Company re-domiciled to Nevada and formed BioPower Operations Corporation, a Nevada corporation. On January 6, 2011, the shareholders of BioPower Corporation contributed their shares of BioPower Corporation to BioPower Operations Corporation and BioPower Corporation became a wholly-owned subsidiary. The Company and its subsidiaries intend to grow biomass crops coupled with processing and/or conversion facilities to produce oils, biofuels, electricity and other biomass products. We also intend to utilize licensed patented technology to convert biomass wastes into products and reduce the amount of waste going to landfills through license, joint venture and build and own facilities. Further, we intend to license and create royalties by utilizing our FTZ Exchange subsidiary to help create exchanges.

We are a development stage company and have primarily generated revenues from a consulting agreement and from revenues earned from the testing phase in connection with the Testing Services Agreement in Paraguay (see below). Revenues recognized to date are not indicative of future expected revenues, once we begin marketing our fertilizer related products to customers. Accordingly, we must raise cash from other sources, such as from the proceeds of loans, sale of common shares, advances from related parties and consulting agreements.

From inception (September 13, 2010) to May 31, 2013, the Company’s business operations have been primarily focused on developing our business plan, developing potential products and biomass projects, becoming a trading public company through an S-1 registration statement, raising money, licensing technologies and licensing and developing on-line exchanges.

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

On July 2, 2013, we entered into agreements for the first stage of a project to develop a castor plantation and milling operation in the Republic of Paraguay with offshore entities (aka “Ambrosia and “Developer”) for the testing and development of a project with up to $10,000,000 in financing upon certification of the castor yield effective. Under the terms of the Testing Services Agreement, the Developer will provide the land, pay costs for the testing and pay us a monthly project management fee of $45,000 and reimbursement of expenses during the test period for subcontractors on the ground in Paraguay. We will provide project management testing services through the testing phase for up to 12 months until the successful certification of the yield from growing castor is proven, subject to material and adverse events. Once Ambrosia approves the project, then under the Castor Master Farm Management Services Agreement, the $10,000,000 to be invested from Ambrosia will go towards the development and operations of the first stage of the castor plantation and the building of the mill and its operations. We will earn 6% of the net income for ten years or have an option to become a 20% owner of the project. We began the initial test phase in Paraguay and have earned over $150,000 in project management fees to date. The first stage of the project encompasses approximately 1681 hectares or 4,154 acres of land.

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

We are required to pay AGT 50% of any sub-license fees that we receive.  We are also required to pay AGT 12% in royalties on all revenues we earn from utilizing the technology. As of May 31, 2013, no amounts are due under the license agreement.

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

Three and Six Months Ended May 31, 2013 Compared to the Three and Six Months Ended May 31, 2012

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim consolidated financial statements:

	Three Months Ended May 31,		Change	Change
	2013	2012	(Dollars)	(Percentage)
		(restated)
Expenses
General and administrative expenses	$240,128	$330,162	$(90,034)	-27.3%

Other Income (Expense)
Interest expense	(3,655)	(53,758)	(50,103)	-93.2%
Interest expense - related party	(408)	(202)	206	102.0%
Loss on impairment of available-for-sale securities	(76,050)	-	76,050	100.0%
Consulting revenue	168,971	20,000	148,971	744.9%
Consulting expense	(83,447)	-	83,447	100.0%
Total Other Expense - net	5,411	(33,960)	(39,371)	-115.9%

Net loss	$(234,717)	$(364,122)	$(129,405)	-35.5%

	Six Months Ended May 31,		Change	Change
	2013	2012	(Dollars)	(Percentage)
		(restated)
Expenses
General and administrative expenses	$402,143	$552,852	$(150,709)	-27.3%

Other Income (Expense)
Interest expense	(29,867)	(84,527)	(54,660)	-64.7%
Interest expense - related party	(808)	(202)	606	300.0%
Loss on impairment of available-for-sale securities	(76,050)	-	76,050	100.0%
Gain on settlement of consulting revenue receivable	-	133,500	(133,500)	-100.0%
Consulting revenue	186,293	23,571	162,722	690.3%
Consulting expense	(83,447)	-	83,447	100.0%
Total Other Expense - net	(3,879)	72,342	76,221	105.4%

Net loss	$(406,022)	$(480,510)	$(74,488)	-15.5%

General and Administrative Expenses. Our general and administrative expenses are mainly comprised of compensation expense, corporate overhead, development costs, and financial and administrative contracted services for professional services including legal and accounting, SEC filing fees, and insurance. The decrease in our general and administrative expenses is primarily attributable to lower compensation expense due to the departure of our former President/Chief Operating Officer in August 2012. Additionally, insurance expense decreased during the three and six months ended May 31, 2013 as a result of not renewing our directors’ and officers’ liability insurance.

Interest Expense. Interest expense for the three and six months ended May 31, 2013 and 2012 primarily represents the accretion of debt discount to interest expense on our outstanding debt, as well as contractual interest expense on our notes payable and convertible debt.

Loss on impairment. The Company previously reported certain shares due to them by an escrow agent as available-for-sale securities. In May 2013, the Company was notified by the escrow agent that it would not release these shares. Accordingly, the Company determined the value of the available-for-sale securities to be impaired and recorded an impairment charge of $76,050 as of May 31, 2013.

Gain on Settlement of Consulting Revenue Receivable. In February 2012, the Company entered into a consulting agreement with a third party, pursuant to which we received 15,000,000 shares of the third party’s restricted common stock as payment for services to be rendered by us. As of May 31, 2012, the value of the shares received was $253,500, of which $120,000 was recorded as deferred revenue and $133,500 was recorded as gain on settlement of consulting revenue receivable.

Consulting Revenue. During the three months ended May 31, 2013 and 2012, the Company recognized $39,107 and $20,000, respectively, in consulting revenue related to the consulting agreement entered into with a third party in February 2012. During the six months ended May 31, 2013 and 2012, the Company recognized $56,429 and $23,571, respectively, in consulting revenue related to this same agreement. During the three and six months ended May 31, 2013, the Company recognized $129,864 in consulting revenue related to our Testing Services Agreement entered into to develop a castor plantation and milling operation in Paraguay.

Consulting expense. Consulting expense represents our cost to provide services under the Testing Services Agreement to develop a castor plantation and milling operation in Paraguay. These costs are mainly comprised of third party outsourcing expenses and certain reimbursable expenses. During the three and six months ended May 31, 2013, we recognized $83,447 in consulting expense.

Liquidity and Financial Condition

	Six Months Ended May 31,
Category	2013	2012

Net cash used in operating activities	$(125,026)	$(158,145)
Net cash provided (used) in investing activities	-	-
Net cash provided by financing activities	150,000	168,500

Net increase in cash	$24,974	$10,355

Cash Flows from Operating Activities

Net cash used in operating activities was $125,026 for the six months ended May 31, 2013, compared with 158,145 for the comparable period in 2012. Net cash used in operating activities for the six months ended May 31, 2013 is mainly attributable to our net loss of $406,022, offset by the loss on impairment of securities and an increase in accounts payable and accrued expenses due to related parties. Net cash used in operating activities for the six months ended May 31, 2012 is mainly attributable to our net loss of $480,510, available for sale securities received as consideration for consulting revenue of $120,000 and gain on the sale of consulting revenue receivable of $133,500. Offsetting these amounts was an increase in accounts payable and accrued expenses due to related parties and an increase in deferred revenue.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six months ended May 31, 2013 cash flows provided by financing activities was $150,000, compared to $168,500 for the comparable period in 2012. We received $150,000 in proceeds from convertible debt and notes payable with third parties during the six months ended May 31, 2013, compared to $68,500 in proceeds from convertible debt and notes payable with related parties, $50,000 in proceeds from convertible debt with third parties, and $50,000 in proceeds from common stock to be issued during the six months ended May 31, 2012. Management is seeking, and expects to continue to seek to raise additional capital through equity and/or debt financings, including through one or more equity or debt financings to fund its operations, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

The Company does not currently have sufficient resources to cover on-going expenses and expansion. As of May 31, 2013, the Company had cash of $41,930 and current liabilities of $1,933,426.  Our current liabilities include accounts payable and accrued expenses to related parties of $970,256. Our operations used $686,736 in cash since inception in September 2010. We have historically financed our operations primarily through private placements of common stock, loans from third parties and loans from our Officer. We plan on raising additional funds from investors to implement our business model.  In the event we are unsuccessful, this will have a negative impact on our operations.

As reflected in the accompanying unaudited interim consolidated financial statements, the Company has a net loss of $406,022 and net cash used in operations of $125,026 for the six months ended May 31, 2013; and a working capital deficit of $1,848,680 and a deficit accumulated during the development stage of $2,650,459 at May 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 31, 2013, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as May 31, 2013 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Other than the material weakness discussed below that was identified and remediated during the quarter ended May 31, 2013, there have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of a Material Weakness in Internal Control Over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness identified as of November 30, 2012 and enhance our internal control over financial reporting. The material weakness related to the lack of technical resources to apply accounting requirements as they relate to non-routine and highly complex transactions and resulted in restatements to our financial statements which will be filed on Form 10-Q for the periods ended February 29, May 31 and August 31, 2012. The following actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of this filing:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d- 14(a)

32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: July 19, 2013	BioPower Operations Corporation

	By:	/s/ Robert D. Kohn
Robert D. Kohn, Chairman and Chief Executive Officer and Chief Financial Officer

