Form 10-Q/A
period 2012-02-29
Biopower Operations Corp
filed 2013-08-12
CIK 1510832

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

  Yes ☐ No ☒

Common Stock $0.0001. As of April 20, 2012, 90,340,000 shares of common stock of the issuer were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended February 29, 2012 as originally filed with the U.S. Securities and Exchange Commission (“SEC”) on April 20, 2012 (the “Original Form 10-Q”) amends certain sections of the Original Form 10-Q to reflect the restatement of our unaudited interim consolidated financial statements (and related disclosures) as of and for the three months ended February 29, 2012, as described below. With this Form 10-Q/A, we are amending:

•	Part I, Item 1, “Financial Statements,”
•	Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and
•	Part I, Item 4, “Controls and Procedures.”

This Form 10-Q/A also amends Part II, Item 6, “Exhibits,” and includes updated certifications from our Chief Executive Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Form 10-Q/A makes only the changes described above and does not modify or update such items in any other respect, or any other items or disclosures presented in the Original Form 10-Q. Except as otherwise stated herein, this Form 10-Q/A does not reflect any other events occurring after April 20, 2012, the date we filed the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC since the filing date of the Original Form 10-Q.

With the filing of this Form 10-Q/A, we are filing amendments to our Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2012, as originally filed with the SEC, to restate our unaudited interim consolidated financial statements as a result of management’s determination that the Company’s accounting treatment pertaining to (a) revenue recognition on its non-operating consulting advisory agreement executed in February 2012 and (b) common stock authorized but not issued should be modified. This change in accounting treatment resulted in a restatement of consulting revenue, gain on settlement of consulting revenue receivable, net loss, basic and diluted loss per share and basic and diluted weighted average number of common shares outstanding on the Company’s consolidated statement of operations for the three months ended February 29, 2012 and deferred consulting revenue, common stock payable, common stock, additional paid in capital and accumulated deficit in the Company’s consolidated balance sheet at February 29, 2012. The restatement had no effect on the Company’s cash or net cash (used in) provided by operating, investing and financing activities for the three months ended February 29, 2012.

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

Introductory Comment - Use of Terminology

Throughout this Quarterly Report on Form 10-Q/A, the terms “we,” “us” and “our” refers to BioPower Operations Corporation and, unless the context indicates otherwise, our subsidiaries in which we hold 100% of such entities’ outstanding equity securities, including BioPower Corporation (“BioPower Corporation”), Green Oil Plantations Americas Inc. (“Green Oil”) and Green Energy Crops Corporation (“GECC”), on a consolidated basis. Unless otherwise indicated, all monetary amounts are reflected in United States Dollars.

BIOPOWER OPERATIONS CORPORATION

 (A Developmental Stage Company)

CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (restated)	18

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

ITEM 4.	CONTROLS AND PROCEDURES (restated)	24

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	25

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

ITEM 3.	DEFAULT UPON SENIOR SECURITIES	25

ITEM 4.	MINE SAFETY DISCLOSURES	25

ITEM 5.	OTHER INFORMATION	25

ITEM 6.	EXHIBITS	25

SIGNATURES		26

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act

PART I – FINANCIAL INFORMATION

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Statements of Operations

(Unaudited)

CONTENTS

Page(s)

Consolidated Balance Sheets – February 29, 2012 (Unaudited) (restated) and November 30, 2011	1

Consolidated Statements of Operations – Three Months Ended February 29, 2012 (restated) and 2011, from September 13, 2010 (Inception) to February 29, 2012 (Unaudited) (restated)	2

Consolidated Statement of Stockholders’ Deficit – From September 13, 2010 (Inception) to February 29, 2012 (Unaudited) (restated)	3

Consolidated Statements of Cash Flows – Three Months Ended February 29, 2012 (restated) and 2011, from September 13, 2010 (Inception) to February 29, 2012 (Unaudited) (restated)	4

Notes to Consolidated Financial Statements (Unaudited) (restated)	5 - 17

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	February 29, 2012	November 30, 2011
	(Unaudited) (Restated)
Assets
Current Assets
Cash	$14,944	$6,111
Available-for-sale securities	195,000	-
Prepaid expenses	6,807	6,354
Total Current Assets	216,751	12,465

Equipment - net	22,932	24,313

Other Assets
License - net	244,548	245,795
Security deposit	11,660	11,660
Total Other Assets	256,208	257,455

Total Assets	$495,891	$294,233

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$55,383	$87,775
Accounts payable and accrued expenses - related parties	613,480	458,685
Deferred consulting revenue	77,322	-
Common stock payable	50,000	-
Notes payable - related parties	2,500	-
Convertible debt - related party - net	33,786	3,571
Total Current Liabilities	832,471	550,031

Long-Term Liabilities
Deferred consulting revenue	39,107	-
Total Long-Term Liabilities	39,107	-

Total Liabilities	871,578	550,031

Stockholders' Deficit
Preferred stock, $1 par value; 10,000 and 1,000 shares authorized; 1 issued and outstanding	1	1
Common stock, $0.0001 par value, 500,000,000 shares authorized; 90,340,000 shares issued and outstanding	9,034	9,028
Additional paid-in capital	760,156	705,162
Deficit accumulated during the development stage	(1,086,378)	(969,989)
Unrealized loss on available-for-sale securities	(58,500)	-
Total Stockholders' Deficit	(375,687)	(255,798)

Total Liabilities and Stockholders' Deficit	$495,891	$294,233

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	September 13, 2010 (Inception)
	February 29, 2012 (Restated)	February 28, 2011	to February 29, 2012 (Restated)

General and administrative expenses	$222,691	$251,951	$1,188,630

Other Income (Expense)
Consulting revenue	3,571	-	3,571
Interest expense	(30,769)	(214)	(34,819)
Gain on settlement of consulting revenue receivable	133,500	-	133,500
Total Other Income (Expense)	106,302	(214)	102,252

Net loss	$(116,389)	$(252,165)	$(1,086,378)

Net loss per common share - basic and diluted	$0.00	$(0.01)	$(0.02)

Weighted average number of common shares outstanding during the period - basic and diluted	90,316,264	41,114,444	68,802,828

Comprehensive loss:
Net loss	$(116,389)	$(252,165)	$(1,086,378)
Unrealized loss on available for sale marketable securities	(58,500)	-	(58,500)
Comprehensive loss	$(174,889)	$(252,165)	$(1,144,878)

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders' Deficit

From September 13, 2010 (Inception) to February 29, 2012

(Unaudited) (Restated)

					Additional	Deficit	Accumulated Other	Total
	Preferred Stock, $1 Par Value		Common Stock, $0.0001 Par Value		Paid In	Accumulated during	Comprehensive	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Development Stage	Loss	Deficit

Issuance of common stock - founders ($0.0001)	-	$-	10,000	$1	$-	$-	$-	$1

Net loss - September 13, 2010 (Inception) to November 30, 2010	-	-	-	-	-	(1,334)		(1,334)

Balance - November 30, 2010	-	-	10,000	1	-	(1,334)	-	(1,333)

Cancellation of common stock - founders	-	-	(10,000)	(1)	-	-	-	(1)
								-
Issuance of preferred stock - founders ($1/share)	1	1	-	-	-	-	-	1
								-
Issuance of common stock - founders ($0.0001/share)	-	-	32,500,000	3,250	-	-	-	3,250
								-
Issuance of common stock - related parties ($0.0001/share)	-	-	12,300,000	1,230	-	-	-	1,230
								-
Issuance of common stock ($0.0001/share)	-	-	39,100,000	3,910	-	-	-	3,910
								-
Issuance of common stock ($0.25/share)	-	-	1,200,000	120	299,880	-	-	300,000
								-
Issuance of common stock ($0.50/share)	-	-	30,000	3	14,997	-	-	15,000
								-
Issuance of common stock for services rendered ($0.012/share)	-	-	4,150,000	415	49,585	-	-	50,000
								-
Issuance of common stock for license ($0.25/share)	-	-	1,000,000	100	249,900	-	-	250,000
								-
Warrants issued for services rendered	-	-	-	-	60,800	-	-	60,800
								-
Debt discount - related party	-	-	-	-	30,000	-	-	30,000

Net loss for the year ended November 30, 2011	-	-	-	-	-	(968,655)	-	(968,655)

Balance - November 30, 2011	1	1	90,280,000	9,028	705,162	(969,989)	-	(255,798)

Issuance of common stock for services rendered ($0.25/share)	-	-	60,000	6	14,994	-	-	15,000

Debt discount - related party	-	-	-	-	40,000	-	-	40,000
								-
Unrealized loss on available-for-sale marketable securities	-	-	-	-	-	-	(58,500)	(58,500)

Net loss for the three months ended February 29, 2012	-	-	-	-	-	(116,389)	-	(116,389)

Balance - February 29, 2012	1	$1	90,340,000	$9,034	$760,156	$(1,086,378)	$(58,500)	$(375,687)

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended February 29, 2012 (Restated)	Three Months Ended February 28, 2011	September 13, 2010 (Inception) to February 29, 2012 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(116,389)	$(252,165)	$(1,086,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of license	1,247	-	5,452
Depreciation	1,381	-	4,827
Amortization of debt discount	30,215	-	33,786
Stock issued for services rendered	15,000	50,000	65,000
Warrants issued for services rendered	-	60,800	60,800
Available-for-sale securities received as revenue	(120,000)	-	(120,000)
Gain on settlement of consulting revenue receivable	(133,500)	-	(133,500)
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Prepaid expenses	(453)	-	(6,807)
Security deposit	-	-	(11,660)
Increase/(Decrease) in:
Accounts payable and accrued liabilities	(32,392)	102,023	55,383
Accounts payable and accrued liabilities - related party	154,795	214	613,480
Deferred revenue	116,429	-	116,429
Net Cash Used In Operating Activities	(83,667)	(39,128)	(403,188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(27,759)
Net Cash Used in Investing Activities	-	-	(27,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt - related party	40,000	-	70,000
Proceeds from notes payable - related parties	2,500	2,953	26,381
Repayment of notes payable - related parties	-	-	(23,881)
Proceeds from issuance of preferred stock	-	1	1
Proceeds from issuance of common stock	-	-	323,390
Proceeds from common stock to be issued	50,000	308,389	50,000
Net Cash Provided By Financing Activities	92,500	311,343	445,891

Net Increase in Cash	8,833	272,215	14,944

Cash - Beginning of Period	6,111	20,124	-

Cash - End of Period	$14,944	$292,339	$14,944

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for license	$-	$250,000	$250,000
Unrealized loss on available-for-sale securities	$58,500	$-	$58,500
Debt discount recorded on convertible debt - related party	$40,000	$-	$70,000
Cancellation of common stock - founders	$-	$-	$1

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

Management initially concluded that the non-refundable fee and first-year consulting fee received in connection with its consulting agreement should be recognized as revenue upon receipt. After further review, management determined that the non-refundable fee should be recognized as revenue over the term of the agreement (three years) and the first-year consulting fee should be recognized as revenue over the first year of the agreement. Additionally, management initially concluded that the value of the shares received in connection with its consulting agreement should be recorded as consulting revenue. Upon further review, management determined that a gain on settlement of consulting revenue receivable received should have been recorded since the value of the shares received was greater than the value of the services to be rendered.

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

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

February 29, 2012

Unaudited

	Restated Consolidated Balance Sheet
	As Reported	Adjustments	Restated	Notes
Total Assets	$495,891	$-	$495,891

Deferred consulting revenue	$-	$77,322	$77,322	1
Common stock payable	-	50,000	50,000	2
Total Current Liabilities	705,149	127,322	832,471
Deferred consulting revenue	-	39,107	39,107	1
Total Long-Term Liabilities	-	39,107	39,107

Common stock	9,054	(20)	9,034	2
Additional paid-in capital	810,136	(49,980)	760,156	2
Deficit accumulated during the development stage	(969,949)	(116,429)	(1,086,378)	1
Accumulated other comprehensive income	(58,500)	-	(58,500)
Total Stockholders' Deficit	(209,258)	(181,429)	(390,687)

Total Liabilities and Stockholders' Deficit	$495,891	$-	$495,891

	Three Months Ended			September 13, 2010 (Inception)
	February 29, 2012			to February 29, 2012

Consolidated Statements of Operations	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	Notes

Revenue	$253,500	$(253,500)	$-	$253,500	$(253,500)	$-

General and administrative expenses	(222,691)	-	(222,691)	(1,188,630)	-	(1,188,630)
Consulting revenue	-	3,571	3,571	-	3,571	3,571	1
Interest expense	(30,769)	-	(30,769)	(34,819)	-	(34,819)
Gain on settlement of consulting revenue receivable	-	133,500	133,500	-	133,500	133,500	3
Total Other Income (Expense)	(30,769)	137,071	106,302	(34,819)	137,071	102,252

Net income (loss)	$40	$(116,429)	$(116,389)	$(969,949)	$(116,429)	$(1,086,378)

Net income (loss) per common share - basic and diluted	$0.00		$(0.00)	$(0.01)		$(0.02)

Weighted average number of common shares outstanding during the period - basic and diluted	90,331,648		90,316,264	68,805,449		68,802,828	2

Comprehensive loss	$(58,460)	$(116,429)	$(174,889)	$(1,028,449)	$(116,429)	$(1,144,878)	1

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

February 29, 2012

Unaudited

	Three Months Ended			September 13, 2010 (Inception)
	February 29, 2012			to February 29, 2012
Consolidated Statements of Cash Flows	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	Notes
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$40	$(116,429)	$(116,389)	$(969,949)	$(116,429)	$(1,086,378)	1
Available-for-sale securities received as consideration for consulting revenue	(253,500)	133,500	(120,000)	(253,500)	133,500	(120,000)	1
Gain on settlement of consulting revenue receivable	-	(133,500)	(133,500)	-	(133,500)	(133,500)	3
Deferred revenue	-	116,429	116,429	-	116,429	116,429	1
Net Cash Used In Operating Activities	(83,667)	-	(83,667)	(403,188)	-	(403,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	50,000	(50,000)	-	373,390	(50,000)	323,390	2
Proceeds from common stock to be issued	-	50,000	50,000	-	50,000	50,000	2
Net Cash Provided By Financing Activities	92,500	-	92,500	445,891	-	445,891

Notes:

1.	Adjustment to recognize revenue on a straight-line basis on (a) the $60,000 non-refundable fee paid upon execution of the consulting agreement over the term of the agreement (three years) and (b) the $60,000 first year consulting fee over the first year of the agreement.

2.	Adjustment to record common stock authorized but not yet issued.

3.	Adjustment to record a gain on shares received since the value of the shares received was greater than the value of the services to be rendered upon execution of the consulting agreement.

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

Earnings per share (restated)

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

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

February 29, 2012

Unaudited

The Company has the following potential common stock equivalents at February 29, 2012 and 2011:

	February 29, 2012	February 28, 2011

Warrants (1)	-	1,000,000
Common stock payable	200,000	-
Convertible debt – related party	280,000	-
Total common stock equivalents	480,000	1,000,000

(1) On January 11, 2012, the 1,000,000 warrants expired unexercised.

Recent Accounting Pronouncements

There are no new accounting pronouncements that are expected to have any material impact on the Company’s consolidated financial statements.

Note 4 Going Concern (restated)

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $116,389 and net cash used in operations of $83,667 for the three months ended February 29, 2012; and a working capital deficit of $615,720 and a stockholders’ deficit of $375,687 at February 29, 2012.

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

Note 5 Equipment

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

Note 7 Stockholders’ Deficit (restated)

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

(B)	Common Stock

In 2011, the Company issued the following shares for cash and services:

Type	Quantity	Valuation	Range of Value per share
Cash	40,330,000	$318,910	$ 0.0001 – 0.50
Cash – related parties	44,800,000	4,480	$0.0001
License agreement (1)	1,000,000	250,000	$0.25
Services rendered (2)	4,150,000	50,000	$0.012
Total	90,280,000	$623,390	$ 0.0001 - $0.50

During the three months ended February 29, 2012, the Company issued the following shares for services:

Type	Quantity	Valuation	Range of Value per share
Services rendered	60,000	$15,000	$0.25

During the three months ended February 29, 2012, the Company authorized the following shares for issuance:

Type	Quantity	Valuation	Range of Value per share
Cash (3)	200,000	$50,000	$0.25

(1) See Note 8(B)

(2) In connection with the stock issued for services rendered, the Company determined fair value based upon the value of the services provided, which was the most readily available evidence.

(3) The 200,000 shares are recorded as common stock payable because they have not been issued in connection with settling amounts due under contractual arrangements. Given these shares have not been issued, they are not included in earnings (loss) per share for the three months ended February 29, 2012 and from September 13, 2012 (inception) to February 29, 2012.

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

On January 5, 2012, the Company entered into a consulting agreement for financing. The Company paid a retainer fee of $15,000 by issuing 60,000 shares of restricted common stock at $0.25 per share. The fair value of the Company’s common stock was based upon third party cash offerings at that time. The Company expensed this amount as a component of general and administrative expenses.

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

Note 11 Revenue – other (restated)

On February 13, 2012, the Company was engaged by a third party to provide consulting services in a three year contract for $60,000 per year plus a non-refundable $60,000 initial payment upon execution. The Company may earn fees in the form of cash or common stock of the third party, a public company, at their election. In lieu of cash payments for services to be rendered under the terms of the agreement, the third party elected to pay the Company 15,000,000 shares of public company restricted common stock, at a fifty percent discount using the preceding five days average trading price per the terms of the agreement. $120,000 was due upon execution of agreement. The fair value of the shares received upon the execution of this agreement was $253,500, as evidenced by the quoted closing trading price. The Company recorded the value of the shares received as deferred revenue totaling $120,000, which evidenced the fair value of the services to be performed and recorded a gain of $133,500, with a corresponding asset classified as available-for-sale securities. A gain was recorded since the value of the shares received was greater than the value of the services to be rendered upon the execution of the agreement. Additionally, under the terms of the agreement, $60,000 is due to be paid on February 13, 2013 and $60,000 is due to be paid on February 13, 2014.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-Q/A that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934.  In  some  cases, you can  identify  forward-looking statements by terminology such  as "may",  "should", "intends", "expects", "plans", "anticipates", "believes",  "estimates", "predicts", "potential", or  "continue"  or  the  negative of  these  terms  or  other  comparable terminology.  We intend that such forward-looking statements be subject to the safe harbors for such statements.  We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Any forward-looking statements represent management’s best judgment as to what may occur in the future.  However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Unless the context otherwise requires, The "Company", "we," "us," and "our," refer to (i) BioPower Operations Corporation.; (ii) BioPower Corporation (“BC”), (iii) Green Oil Plantations Americas, Inc. (“GOP”), and (iv) Global Energy Crops Corporation (GECC) .

Restatement of Financial Statements

The unaudited interim consolidated financial statements as of and for the three months ended February 29, 2012 have been restated as a result of adjustments related to the recognition of consulting revenue and common stock payable, as further described in Note 2 to our consolidated financial statements. The following information presented below has been revised accordingly to reflect the restatement adjustments.

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

Three Months Ended February 29, 2012 (restated) Compared to the Three Months Ended February 28, 2011

The following analysis reflects the consolidated results of operations of BioPower Operations Corporation and its subsidiaries.

2012	BioPower Operations Corporation	BioPower Corporation	Green Energy Crops Corporation	Green Oils Plantation USA Corporation	Total
Operating expenses	$(202,162)	$(17,902)	$-	$-	$(220,064)
Depreciation and amortization	$(2,627)	$-	$-	$-	$(2,627)
Consulting revenue	$3,571	$-	$-	$-	$3,571
Interest expense	$(30,754)	$(15)	$-	$-	$(30,769)
Gain on settlement of consulting revenue receivable	$133,500	$-	$-	$-	$133,500
Net income (loss)	$(98,472)	$(17,917)	$-	$-	$(116,389)

2011	BioPower Operations Corporation		BioPower Corporation	Green Energy Crops Corporation	Green Oils Plantation USA Corporation	Total
Operating expenses		$(231,789)	$(20,162)	$-	$-	$(251,951)
Depreciation and amortization	$		$-	$-	$-	$-
Interest expense		$(6)	$(208)	$-	$-	$(214)
Net income (loss)		$(231,795)	$(20,370)	$-	$-	$(252,165)

Operating Expenses and Depreciation. Operating expenses and depreciation for the three month period ended February 29, 2012 of $222,691 decreased $29,260 (12%) as compared with $251,951 for the three month comparable period ended in 2011.The table below details the components of operating expense, as well as the dollar and percentage changes for the three-month periods ended February 29, 2012 and February 28, 2011.

General and administrative expenses primarily consist of development costs, corporate overhead, accrued payroll and payroll taxes, financial and administrative contracted services for professional fees including legal and accounting, SEC filing fees, insurance and stock based compensation.

	Three Months Ended February 29 and 28,
	2012	2011	$ Change	% Change
Wage and wage related costs	$151,112	$77,318	$73,794	95%
Professional fees	18,768	162,801	(144,033)	(88)%
Insurance costs	15,966	-	15,966	-
Rent – building and equipment	11,014	-	11,014	-
Travel and related	16,148	4,638	11,510	248%
Miscellaneous expenses	7,056	7,194	(138)	(2)%
Depreciation and amortization	2,627	-	2,627	-

Total Operating Exp. & Depreciation	$222,691	$251,951	$(29,260)	(12)%

Wage and wage related costs, which includes salaries, commissions, taxes and benefits, increased $73,794 (95%), in 2012, which includes three month’s compensation for Ms. Nelson and Messrs. Kohn and Shepherd and an executive assistant as compared with 2011 which includes two months compensation for Directors and Executives Robert Kohn and Bonnie Nelson who commenced their employment January 1, 2011 and one month’s compensation for President & COO Dale Shepherd who commenced his employment February 1, 2011.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the three months ended February 29, 2012 versus the same period last year by $144,033 decrease of 88% primarily resulting from a significant decrease in legal and accounting fees incurred in conjunction with the S-1 filing in 2011.

Insurance costs in the three months ended February 29, 2012, were $15,966 compared to $0 for the same period in 2011, an increase of $15,966. The increase is attributed to directors’ and officers’ liability insurance and insurance on the office and its contents coverage being bound subsequent to February 28, 2011.

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

Miscellaneous expense decreased by $ 138 (2%) to $7,056 for the three months ended February 29, 2012, as compared to $7,194 for the same period in 2011. The decrease is attributable to a mix of increasing and decreases expenses that are not material by nature.

Depreciation and amortization expense in our operating expenses for the three months ended February 29, 2012 of $2,627 compared to $0 the same period for 2011 is a result of the amortization of the license and the patents, and depreciation of office equipment in effect or put into service subsequent to February 28, 2011.

Consulting Revenue (restated). During the three months ended February 29, 2012, the Company recognized $3,571 in consulting revenue related to the consulting agreement entered into with a third party in February 2012.

Interest Expense. Interest expense for the three months ended February 29, 2012 was $30,769 compared to interest expense of $214 for the same period last year. The increase in interest expense from 2011 of $30,555 is primarily the result of $30,214 of debt discount on the convertible note for the $70,000 loan to the Company from the President and COO, Dale Shepherd.

Gain on Settlement of Consulting Revenue Receivable (restated). In February 2012, the Company entered into a consulting agreement with a third party, pursuant to which we received 15,000,000 shares of the third party’s restricted common stock as payment for services to be rendered by us. The value of the shares received was $253,500, of which $120,000 was recorded as deferred revenue and $133,500 was recorded as gain on settlement of consulting revenue receivable.

Net Income (Loss) and Net Income (Loss) per Share (restated).   Net loss for the three months ended February 29, 2012 was $116,389 compared to a net loss of $252,165 for the same period in 2011, for a decreased net loss of $135,776 (54%). Net loss per share for the three months ended February 29, 2012 was $0.00 compared to a net loss of $0.01per share in the same period for 2011, based on the weighted average shares outstanding of 90,316,264 and 41,114,444, respectively. The decreased net loss for the three months ended February 29, 2012 compared to the same period in 2011 arose from the following: (i) the gain on the settlement of consulting revenue receivable of $133,500, (ii) increased wage and wage related costs of $73,794, (iii) decreased professional fees of $144,032, (iv) an increase in insurance costs of $15,966, (v) increased travel and entertainment costs of $11,510, (vi) a decrease in miscellaneous costs of $138, (vii) an increase in rent expense of $11,014, and (ix) an increase in interest expense of $30,555.

Liquidity and Financial Condition (restated)

	Three Months Ended
	February 29	February 28
Category	2012	2011

Net cash provided (used) in operating activities	$(83,667)	$(39,128)
Net cash provided (used) in investing activities	0	0
Net cash provided by financing activities	92,500	311,343

Net increase in cash	$8,833	$272,215

Cash Flows from Operating Activities (restated)

Net cash used in operating activities was $83,667 for the three month period ended February 29, 2012, compared with net cash used of $39,128 for the comparable period in 2011 resulting in an increase in cash used of $44,539. The increase in the cash used in operating activities is due to favorable items including a decrease in a net loss of $135,776, an increase in amortization and depreciation of $2,628, a decrease in stock issued for services of $50,000, an increase in amortization of debt discount $30,215, a decrease in warrants issued for services of $60,800, an increase in accounts payable and accrued liabilities to related parties of $154,581, an increase in common stock payable of $15,000 and an increase in deferred revenue of $116,429, offset by unfavorable items including an increase in marketable securities of $120,000 received by the Company from a consulting agreement paid in stock, an increase in gain on settlement of consulting revenue receivable of $133,500, a decrease in accounts payable and accrued liabilities of $134,415, and an increase in prepaid expenses of $453.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $0 for the three months ended February 29, 2012 as compared to $0 for the comparable period in 2011.

Cash Flows from Financing Activities (restated)

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

As of February 29, 2012, our company had a working capital deficit of approximately $615,720.

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

Working Capital Information (restated) - The following table presents a summary of our working capital at the end of each period:

	(Unaudited)
Category	February 29, 2012	November 30, 2011

Cash and cash equivalents	$14,944	$6,111

Current assets	216,751	12,465
Current liabilities	832,471	550,031
Working capital (deficit)	$(615,720)	$(537,566)

Three Month Period Ended February 29, 2012 (restated)

At February 29, 2012, we had a working capital deficit of $615,720 compared with a working capital deficit at November 30, 2011 of $537,566 or an increase in working capital deficit of $78,154 (15%). As of February 29, 2012, we had cash equivalents of $14,944 as compared to $6,111 on November 30, 2011. The increase in cash is the net result of our operating and financing activities outlined above.

As of February 29, 2012, our current assets were $216,751 compared to $12,465 in current assets at November 30, 2011. Current assets were comprised of $14,944 in cash, $195,000 in marketable securities and $6,807 in prepaid expenses at February 29, 2012, and $6,111 in cash and $6,354 in prepaid expenses at November 30, 2011. As at February 29, 2012, our current liabilities were $832,471 compared to $550,031 at November 30, 2011. At February 29, 2012, our current liabilities were comprised of accounts payable and accrued expenses of $668,863, deferred consulting revenue of $77,322, common stock payable of $50,000, notes payable to related party of $2,500 and related party convertible debt of $33,786 as compared to November 30, 2011 with current liabilities comprised of $546,460 in accounts payable and accrued expenses and related party convertible debt of $3,571.

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

PLAN OF OPERATION AND FUNDING (restated)

Since inception (September 13, 2010) to February 29, 2012, the Company has a deficit accumulated during the development stage of $1,086,378, including the start-up, development and administrative costs. We have not yet generated any revenue from planned and principal business operations.

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

Upon  successfully raising  $2,500,000, the salary obligation to our CEO,  President and Director of Business Strategy  will come  into  effect,  and  any  amounts  accrued to  date,  and  monthly amounts  going forward, will be payable for a period up to one year including accruals.   The initial annual amounts are $200,000, $150,000 and $125,000, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES (restated).

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 29, 2012, the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures at the time of the Original Filing, our Chief Executive Officer previously concluded that our disclosure controls and procedures were effective as of February 29, 2012. However, subsequent to this evaluation, our disclosure controls and procedures were reevaluated. In connection with this evaluation, management identified a material weakness in our internal controls as of February 29, 2012. Specifically, the lack of technical resources to apply accounting requirements as they relate to non-routine and complex transactions, resulted in restatements to our financial statements as previously filed on Form 10-Q for the periods ended February 29, May 31 and August 31, 2012. The adjustments in this Form 10-Q/A relate to the recognition of consulting services revenue and common stock authorized but not issued. Based on this material weakness, management concluded that our disclosure controls and procedures were not effective as of February 29, 2012.

Changes in Internal Control Over Financial Reporting

There have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weakness associated with the financial reporting relating to the recognition of consulting services revenue and common stock authorized but issued discussed above was subsequently identified and resulted in remediation activities subsequent to the filing of the February 29, 2012 Form 10-Q.

Remediation of a Material Weakness in Internal Control Over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness and enhance our internal control over financial reporting. The following actions, which we believe have remediated the material weakness in internal control over financial reporting, were completed as of the date of this filing:

·	We retained accounting and consulting personnel with the appropriate level of knowledge, skills and experience in financial accounting and reporting;

·	We have examined significant accounts and improved related account reconciliations; and

·	We changed our monitoring practices concerning the review of significant accounts and transactions and related financial results and reporting.

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

No report required.

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

Dated: August 12, 2013	BioPower Operations Corporation

	By:	/s/ Robert D. Kohn
Robert D. Kohn, Chairman and Chief Executive Officer and Chief Financial Officer

