Form 10-Q/A
period 2012-05-31
Biopower Operations Corp
filed 2013-08-12
CIK 1510832

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Non-accelerated filer ☐ (Do not check if a smaller reporting company)          Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Common Stock $0.0001. As of July 23, 2012, 90,680,000 shares of common stock of the issuer were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2012, as originally filed with the U.S. Securities and Exchange Commission (“SEC”) on July 24, 2012 (the “Original Form 10-Q”) amends certain sections of the Original Form 10-Q to reflect the restatement of our unaudited interim consolidated financial statements (and related disclosures) as of and for the three and six months ended May 31, 2012, as described below. With this Form 10-Q/A, we are amending:

•	Part I, Item 1, “Financial Statements,”
•	Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and
•	Part I, Item 4, “Controls and Procedures.”

This Form 10-Q/A also amends Part II, Item 6, “Exhibits,” and includes updated certifications from our Chief Executive Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Form 10-Q/A makes only the changes described above and, other than to correct certain presentational matters contained in the Original Form 10-Q, does not modify or update such items in any other respect, or any other items or disclosures presented in the Original Form 10-Q. Except as otherwise stated herein, this Form 10-Q/A does not reflect any other events occurring after July 24, 2012, the date we filed the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC since the filing date of the Original Form 10-Q.

With the filing of this Form 10-Q/A, we are filing amendments to our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2012, as originally filed with the SEC, to restate our unaudited interim consolidated financial statements as a result of management’s determination that the Company’s accounting treatment pertaining to (a) revenue recognition on its non-operating consulting advisory agreement executed in February 2012 and (b) common stock authorized but not issued should be modified. This change in accounting treatment resulted in a restatement of consulting revenue, gain on settlement of consulting revenue receivable, net loss, basic and diluted loss per share and basic and diluted weighted average number of common shares outstanding on the Company’s consolidated statement of operations for the three and six months ended May 31, 2012 and deferred consulting revenue, common stock payable, common stock, additional paid in capital and accumulated deficit in the Company’s consolidated balance sheet at May 31, 2012. The restatement had no effect on the Company’s cash or net cash (used in) provided by operating, investing and financing activities for the six months ended May 31, 2012.

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

BIOPOWER OPERATIONS CORPORATION

 (A Developmental Stage Company)

CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of May 31, 2012 (unaudited) (restated) and November 30, 2011	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for three and six months ended May 31, 2012 (restated) and May 31, 2011 (unaudited), and from September 13 2010 (inception) to May 31, 2012 (restated)	2

	Consolidated Statements of Cash Flows for the six months ended May 31, 2012 (restated) and May 31, 2011 and from September 13, 2010 (inception) to May 31, 2012 (unaudited) (restated)	3

	Consolidated Statement of Stockholders’ Deficit- From September 13, 2010 (inception) to May 31, 2012 (unaudited) (restated)	4

	Notes to Consolidated Financial Statements (unaudited) (restated)	5-18

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (restated)	19

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

ITEM 4.	CONTROLS AND PROCEDURES (restated)	26

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	27

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27

ITEM 3.	DEFAULT UPON SENIOR SECURITIES	27

ITEM 4.	MINE SAFETY DISCLOSURES	27

ITEM 5.	OTHER INFORMATION	27

ITEM 6.	EXHIBITS	27

SIGNATURES		28

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes Oxley Act

PART I - FINANCIAL INFORMATION

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	May 31, 2012	November 30, 2011
	(Unaudited) (Restated)
Assets
Current Assets
Cash	$16,466	$6,111
Available-for-sale securities	222,000	-
Prepaid expenses	7,939	6,354
Total Current Assets	246,405	12,465

Equipment - net	21,537	24,313

Other Assets
License - net	243,288	245,795
Security deposit	11,660	11,660
Total Other Assets	254,948	257,455

Total Assets	$522,890	$294,233

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$81,446	$87,775
Accrued expenses - related parties	760,156	458,685
Deferred consulting revenue	62,322	-
Common stock payable	147,500	-
Notes payable - related party	28,500	-
Convertible debt - net	16,667	-
Convertible debt - related party - net	70,000	3,571
Total Current Liabilities	1,166,591	550,031

Long-Term Liabilities
Deferred consulting revenue	34,107	-
Total Long-Term Liabilities	34,107	-

Stockholders' Deficit
Preferred stock, $1 par value; 10,000 and 1,000 shares authorized;
1 and none issued and outstanding	1	1
Common stock, $0.0001 par value, 500,000,000 shares authorized;
90,280,000 shares issued and outstanding	9,028	9,028
Additional paid-in capital	795,162	705,162
Deficit accumulated during the development stage	(1,450,499)	(969,989)
Other comprehensive loss	(31,500)	-
Total Stockholders' Deficit	(677,808)	(255,798)

Total Liabilities and Stockholders' Deficit	$522,890	$294,233

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,		September 13, 2010 (Inception)
	2012 (Restated)	2011	2012 (Restated)	2011	to May 31, 2012 (Restated)

General and administrative expenses	$330,162	$221,642	$552,852	$473,593	$1,518,791

Other Income (Expense)
Consulting revenue	20,000	-	23,571	-	23,571
Interest expense	(53,960)	(170)	(84,729)	(384)	(88,779)
Gain on settlement of consulting revenue receivable	-	-	133,500	-	133,500
Total Other Income (Expense)	(33,960)	(170)	72,342	(384)	68,292

Net loss	$(364,122)	$(221,812)	$(480,510)	$(473,977)	$(1,450,499)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding during the period - basic and diluted	90,340,000	90,250,000	90,328,197	65,952,198	71,968,035

Comprehensive loss
Net loss	$(364,122)	$(221,812)	$(480,510)	$(473,977)	$(1,450,499)
Unrealized gain (loss) on available-for-sale marketable securities	27,000	-	(31,500)	-	(31,500)
Comprehensive loss	$(337,122)	$(221,812)	$(512,010)	$(473,977)	$(1,481,999)

 See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended May 31,		September 13, 2010 (Inception)
	2012 (Restated)	2011	to May 31, 2012 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(480,510)	$(473,977)	$(1,450,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of license	2,507	1,699	6,712
Depreciation	2,776	677	6,223
Amortization of debt discount	83,096	-	86,667
Stock issued for services rendered	-	50,000	50,000
Warrants issued for services rendered	-	60,800	60,800
Available-for-sale securities received as consideration for consulting revenue	(120,000)	-	(120,000)
Gain on settlement of consulting revenue receivable	(133,500)	-	(133,500)
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Prepaid expenses	(1,585)	(1,768)	(7,939)
Security deposit	-	(11,660)	(11,660)
Increase/(Decrease) in:
Accounts payable and accrued liabilities	(6,329)	256,330	81,446
Accrued expenses- related party	301,471	384	760,156
Common stock payable for services rendered	97,500	-	97,500
Deferred revenue	96,429	-	96,429
Net Cash Provided By (Used In) Operating Activities	(158,145)	(117,515)	(477,665)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(25,284)	(27,760)
Net Cash Used in Investing Activities	-	(25,284)	(27,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt - related party	40,000	-	70,000
Proceeds from convertible debt	50,000	-	50,000
Proceeds from notes payable - related party	28,500	483	52,381
Repayment of notes payable - related parties	-	(21,410)	(23,881)
Proceeds from issuance of preferred stock	-	1	1
Proceeds from common stock to be issued	50,000	-	50,000
Proceeds from issuance of common stock	-	308,389	323,390
Net Cash Provided By Financing Activities	168,500	287,463	521,891

Net Increase in Cash	10,355	144,664	16,466
Cash - Beginning of Period	6,111	20,124	-
Cash - End of Period	$16,466	$164,788	$16,466

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for license	$-	$250,000	$250,000
Unrealized loss on available-for-sale securities	$31,500	$-	$31,500
Debt discount recorded on convertible debt	$50,000	$-	$50,000
Debt discount recorded on convertible debt - related party	$40,000	$-	$70,000
Cancellation of common stock - founders	$-	$-	$1

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
From September 13, 2010 (Inception) to May 31, 2012
(Unaudited) (Restated)

					Additional	Deficit	Accumulated Other	Total
	Preferred Stock, $1 Par Value		Common Stock, $0.0001 Par Value		Paid In	Accumulated during	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Development Stage	Loss	Deficit

Issuance of common stock - founders ($0.0001)	-	$-	10,000	$1	$-	$-	$-	$1

Net loss - September 13, 2010 (Inception) to November 30, 2010	-	-	-	-	-	(1,334)		(1,334)

Balance - November 30, 2010	-	-	10,000	1	-	(1,334)	-	(1,333)

Cancellation of common stock - founders	-	-	(10,000)	(1)	-	-	-	(1)

Issuance of preferred stock - founders ($1/share)	1	1	-	-	-	-	-	1

Issuance of common stock - founders ($0.0001/share)	-	-	32,500,000	3,250	-	-	-	3,250

Issuance of common stock - related parties ($0.0001/share)	-	-	12,300,000	1,230	-	-	-	1,230

Issuance of common stock ($0.0001/share)	-	-	39,100,000	3,910	-	-	-	3,910

Issuance of common stock ($0.25/share)	-	-	1,200,000	120	299,880	-	-	300,000

Issuance of common stock ($0.50/share)	-	-	30,000	3	14,997	-	-	15,000

Issuance of common stock for services rendered ($0.012/share)	-	-	4,150,000	415	49,585	-	-	50,000

Issuance of common stock for license ($0.25/share)	-	-	1,000,000	100	249,900	-	-	250,000

Warrants issued for services rendered	-	-	-	-	60,800	-	-	60,800

Debt discount - related party	-	-	-	-	30,000	-	-	30,000

Net loss for the year ended November 30, 2011	-	-	-	-	-	(968,655)	-	(968,655)

Balance - November 30, 2011	1	1	90,280,000	9,028	705,162	(969,989)	-	(255,798)

Debt discount - related party	-	-	-	-	40,000	-	-	40,000

Debt discount	-	-	-	-	50,000	-	-	50,000

Unrealized loss on available-for-sale marketable securities	-	-	-	-	-	-	(31,500)	(31,500)

Net loss for the six months ended May 31, 2012	-	-	-	-	-	(480,510)	-	(480,510)

Balance - May 31, 2012	1	$1	90,280,000	$9,028	$795,162	$(1,450,499)	$(31,500)	$(677,808)

 See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

May 31, 2012

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

This change in accounting treatment resulted in a restatement of consulting revenue, gain on settlement of consulting revenue receivable, net loss, basic and diluted loss per share and basic and diluted weighted average number of common shares outstanding on the Company’s consolidated statement of operations for the three and six months ended May 31, 2012 and deferred consulting revenue, common stock payable, common stock, additional paid in capital and accumulated deficit in the Company’s consolidated balance sheet at May 31, 2012. The restatement had no effect on the Company’s cash or net cash (used in) provided by operating, investing and financing activities for the six months ended May 31, 2012. The effect of the restatement on our previously issued unaudited interim consolidated financial statements as of and for the three and six months ended May 31, 2012 is as follows:

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

May 31, 2012

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

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

May 31, 2012

Unaudited

	September 13, 2010 (Inception) to
	May 31, 2012
Consolidated Statements of Operations	As Reported	Adjustments	Restated	Notes

Revenue	$253,500	$(253,500)	$-

General and administrative expenses	(1,518,791)		(1,518,791)
Consulting revenue	-	23,571	23,571	1
Interest expense	(88,577)		(88,577)
Interest expense - related parties	(202)		(202)
Gain on settlement of consulting revenue receivable	-	133,500	133,500	3
Net income (loss)	$(1,354,070)	$(96,429)	$(1,450,499)

Net income (loss) per common share - basic and diluted	$(0.02)		$(0.02)

Weighted average number of common shares outstanding during the period - basic and diluted	72,001,390		71,968,035	2

Comprehensive loss	$(1,385,570)	$(96,429)	$(1,481,999)	1

	Six Months Ended			September 13, 2010 (Inception)
	May 31, 2012			to May 31, 2012
Consolidated Statements of Cash Flows	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	Notes
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(384,081)	$(96,429)	$(480,510)	$(1,354,070)	$(96,429)	$(1,450,499)	1
Stock issued for services rendered	97,500	(97,500)	-	147,500	(97,500)	50,000	2
Available-for-sale securities received as consideration for consulting revenue	(253,500)	133,500	(120,000)	(253,500)	133,500	(120,000)	1
Gain on settlement of consulting revenue receivable	-	(133,500)	(133,500)	-	(133,500)	(133,500)	3
Common stock payable for services rendered	-	97,500	97,500	-	97,500	97,500	2
Deferred revenue	-	96,429	96,429	-	96,429	96,429	1
Net Cash Used In Operating Activities	(158,145)	-	(158,145)	(477,665)	-	(477,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	50,000	(50,000)	-	373,390	(50,000)	323,390	2
Proceeds from common stock to be issued	-	50,000	50,000	-	50,000	50,000	2
Net Cash Provided By Financing Activities	168,500	-	168,500	521,891	-	521,891

Notes:

1.	Adjustment to recognize revenue on a straight-line basis on (a) the $60,000 non-refundable fee paid upon execution of the consulting agreement over the term of the agreement (three years) and (b) the $60,000 first year consulting fee over the first year of the agreement.

2.	Adjustment to record common stock authorized but not yet issued.

3.	Adjustment to record a gain on shares received since the value of the shares received was greater than the value of the services to be rendered upon execution of the consulting agreement.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

May 31, 2012

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company had no cash equivalents at May 31, 2012 and August 31, 2011.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

May 31, 2012

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

The composition of the Company’s investments at May 31, 2012, classified as current assets, is as follows:

	Cost	Fair Value	Unrealized Loss
Common stocks	$253,500	$222,000	$31,500
Total available for sale securities	$253,500	$222,000	$31,500

Investment income for the six months ended May 31, 2012 and 2011 is as follows:

	2012	2011
Gross realized gains from sale of available for sale securities	$-	$-
Gross realized losses from sale of available for sale securities	-	-
Dividend income	-	-
Net unrealized holding gain (loss)	(31,500)	-
Net investment income (loss)	$(31,500)	$-

(B)	Other than Temporary Impairment

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

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

May 31, 2012

Unaudited

Investment in Joint Venture

The Company has entered into a Joint Venture with a third party to engage in the business of becoming an independent medical & health network for hospitals, physicians, outpatient and urgent care centers, dental care, vision care, insurance companies, alternative medicine, medical tourism, pharmaceutical companies, vendors and patients. The Company owns fifty percent of the joint venture and has recorded its investment on the equity basis of accounting. The Company’s proportionate share of expenses incurred by the Joint Venture will be charged to the statement of operations and adjusted against the Investment in Joint Venture. Losses from the Joint Venture are only recognized until the investment in the Joint Venture is reduced to zero. Losses in excess of the investment must be restored from future profits before the Company can recognize its proportionate share of profits. See Note 13. The Joint Venture was formally contributed on June 8, 2012. As of May 31 2012, the Joint Venture had no activity.

Beneficial Conversion Feature and Debt Discount

For conventional convertible debt where the rate of conversion is below market value at the date of agreement, the Company records a “beneficial conversion feature” (“BCF”) and related debt discount.

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

When computing fair value, the Company may consider the following variables:

·	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

·	The Company has not paid any dividends on common stock since inception and does not anticipate paying dividends on its common stock in the near future.

·	The expected option term is computed using the “simplified” method as permitted under the provisions of Staff Accounting Bulletin (“SAB”) 107. SAB 107’s guidance was extended indefinitely by SAB 110.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

May 31, 2012

Unaudited

·	The expected volatility is based on the historical volatility of the Company’s common stock, based on the daily quoted closing trading prices.

·	The forfeiture rate is based on the historical forfeiture rate for unvested stock options

Earnings per share (restated)

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

The Company has the following potential common stock equivalents at May 31, 2012 and 2011:

	May 31,2012	May 31,2011
Warrants (1)	1,000,000
Common stock payable	350,000	-
Convertible debt	200,000	-
Convertible Debt-related Party	280,000	-
Total common stock equivalents	830,000	1,000,000

(1) On January 11, 2012, the 1,000,000 warrants expired unexercised.

Recent Accounting Pronouncements

There are no new accounting pronouncements that are expected to have any material impact on the Company’s consolidated financial statements.

Note 4 Going Concern (restated)

As reflected in the accompanying consolidated financial statements, the Company had net cash loss of $480,510 and net cash used in operations of $158,145 for the six months ended May 31, 2012; and a working capital deficit of $920,186 and a stockholders’ deficit of $677,808 at May 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

May 31, 2012

Unaudited

Note 5 Equipment

At May 31, 2012 and November 30, 2011, equipment consists of the following:

	2012	2011	Estimated Useful Life
Computer Equipment	$27,760	$27,760	5 years
Less: Accumulated depreciation	(6,223)	(3,447)
Equipment, net	$21,537	$24,313

Note 6 Notes Payable - Related Parties

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

During October 2011, the Company’s President/Chief Operating Officer advanced $25,000. The loan bears interest at 4%, is unsecured and due on May 31, 2012. The lender may convert the loan into 100,000 restricted shares of the Company at $0.25 per share. The Company has determined that this is conventional convertible debt, with a BCF. See Note 6(D).

During November 2011, the Company’s President/Chief Operating Officer advanced $5,000. The loan bears interest at 4%, is unsecured and due on May 31, 2012. The lender may convert the loan into 20,000 restricted shares of the Company at $0.25 per share. The Company has determined that this is conventional convertible debt, with a BCF. See Note 6(D).

As of November 30, 2011, the Company owed $479 in accrued interest, which has been recorded as a component of accounts payable and accrued expenses.

(C)	Six Months Ended May 31, 2012

During December 2011, the Company’s President/Chief Operating Officer advanced $20,000. The loan bears interest at 4%, is unsecured and due on May 31, 2012. The lender may convert the loan into 80,000 restricted shares of the Company at $0.25 per share. The Company has determined that this is conventional convertible debt, with a BCF. See Note 6(D).

During January 2012, the Company’s President/Chief Operating Officer advanced $20,000. The loan bears interest at 4%, is unsecured and due on May 31, 2012. The lender may convert the loan into 80,000 restricted shares of the Company at $0.25 per share. The Company has determined that this is conventional convertible debt, with a BCF. See Note 6(D).

During February 2012, the Company’s Chief Executive Officer advanced $2,500. The loan bears interest at 4%, is unsecured and due on demand.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

May 31, 2012

Unaudited

During March 2012, the Company’s Chief Executive Officer advanced $17,000. The loan bears interest at 4%, is unsecured and due on demand.

During April 2012, the Company’s Chief Executive Officer advanced $9,000. The loan bears interest at 4%, is unsecured and due on demand.

During April 2012, a third party investor advanced $25,000. The loan bears interest at 4%, is unsecured and due on July 31, 2012. The lender may convert the loan into 100,000 restricted shares of the Company at $0.25 per share. The Company has determined that this is conventional convertible debt, with a BCF. See Note 6(D).

During May 2012, a third party investor advanced $25,000. The loan bears interest at 4%, is unsecured and due on July 31, 2012. The lender may convert the loan into 100,000 restricted shares of the Company at $0.25 per share. The Company has determined that this is conventional convertible debt, with a BCF. See Note 6(D).

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

At May 31, 2012, the Company amortized $86,667 in debt discount.

The following is a summary of the Company’s convertible debt at May 31, 2012 and November 30, 2011.

	2012	2011
Convertible Debt	$50,000	$30,000
Convertible Debt-Related Party	70,000	0
Debt Discount	(120,000)	(30,000)
Amortization of Debt Discount	16,667	3,571
Amortization of Debt Discount- Related Party	70,000	0
Convertible Debt - Net	$86,667	$3,571

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

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

May 31, 2012

Unaudited

(B)	Common Stock

In 2011, the Company issued the following shares for cash and services:

Type	Quantity	Valuation	Range of Value per share
Cash	40,330,000	$318,910	$0.0001 - 0.50
Cash - related parties	44,800,000	4,480	$0.0001
License agreement (1)	1,000,000	250,000	$0.25
Services rendered (2)	4,150,000	50,000	$0.012
Total	90,280,000	$623,390	$0.0001 - $0.50

The following represents the Company’s shares authorized for issuance as of May 31, 2012:

Type	Quantity	Valuation	Range of Value per share
Cash	200,000	$50,000	$0.25
Services rendered (3)	150,000	97,500	$0.65
Total (4)	350,000	$147,500	$ 0.25-0.65

(1) See Note 8(B)

(2) In connection with the stock issued for services rendered, the Company determined fair value based upon the value of the services provided, which was the most readily available evidence.

(3) Fair value based upon the quoted closing market price of the Company’s common stock as of the authorized issuance date (date of grant).

(4) The 350,000 shares are recorded as common stock payable because they have not been issued in connection with settling amounts due under contractual arrangements. Given these shares have not been issued, they are not included in earnings per share for the three and six months ended May 31, 2012 and from September 13, 2010 (inception) to May 31, 2012.

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

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

May 31, 2012

Unaudited

Weighted Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Life in	Intrinsic
	Warrants	Price	Years	Value
Balance - November 30, 2011	1,000,000	$1.00
Granted	-	-
Forfeited/Cancelled(1)	(1,000,000)	1.00
Exercised	-	-
Balance - May 31, 2012 - outstanding	-	$-	-	-
Balance - May 31, 2012 - exercisable	-	$-	-	-

(1)	On January 11, 2012, the 1,000,000 warrants expired unexercised.

Note 8 Related Party Transactions

(A) License Agreement - Former Affiliate of Chief Executive Officer

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

3% of the second $50,000,000 of gross revenue; and

1% of anything in excess of $100,000,000

If the Green Oil charges a lesser percentage to another entity, then the first $50,000,000 will be decreased to the lowest percentage charged.

No such transactions have occurred as of November 30, 2011 and through July 20, 2012.

As of May 31, 2012 and November 30, 2011 the license is summarized as follows:

	2012	2011
License	$250,000	$250,000
Accumulated Amortization	(6,712)	(4,205)
License - Net	$243,288	245,795

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

May 31, 2012

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

May 31, 2012

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

The following is the Company’s assets measured at fair value at May 31, 2012 and November 30, 2011.

May 31, 2012
Level 1 - None	$-
Level 2- Available for sale Securities	222,000
Level 3 - None	-
Total	$222,000

The carrying amounts reported in the balance sheet for available for sale securities, prepaid expenses, accounts payable and accrued expenses, notes payable and convertible debt, approximate fair value based on the short-term nature of these instruments.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

May 31, 2012

Unaudited

Note 13 Subsequent Events

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

FTZ also owns 100% of FTZ Energy Exchange Corporation. FTZ Energy Exchange is currently inactive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this 10-Q/A that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  We intend that such forward-looking statements be subject to the safe harbors for such statements.  We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Any forward-looking statements represent management’s best judgment as to what may occur in the future.  However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Unless the context otherwise requires, The "Company", "we," "us," and "our," refer to (i) BioPower Operations Corporation.; (ii) BioPower Corporation (“BC”), (iii) Green Oil Plantations Americas, Inc. (“GOP”), and (iv) Global Energy Crops Corporation (GECC) .

Restatement of Financial Statements

The unaudited interim consolidated financial statements as of and for the three and six months ended May 31, 2012 have been restated as a result of adjustments related to the recognition of consulting revenue and common stock payable, as further described in Note 2 to our consolidated financial statements. The following information presented below has been revised accordingly to reflect the restatement adjustments.

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

Three Months Ended May 31, 2012 (restated) Compared to the Three Months Ended May 31, 2011

The following analysis reflects the consolidated results of operations of BioPower Operations Corporation and its subsidiaries.

Consolidated Statement of Income

	Three Months Ended
	May 31,		Increase
(Dollars)	2012	2011	(Decrease)
General and administrative expenses	$(327,506)	$(219,266)	$108,240
Depreciation and amortization	(2,656)	(2,376)	280
Consulting revenue	20,000	-	20,000
Interest expense	(53,960)	(170)	53,790
Net loss	$(364,122)	$(221,812)	$(142,310)

Operating Expenses and Depreciation. Operating expenses and depreciation for the three month period ended May 31, 2012 of $330,162 increased $108,520 as compared with $221,642 for the three month comparable period ended in 2011.

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

Consulting Revenue. During the three months ended May 31, 2012, the Company recognized $20,000 in consulting revenue related to the consulting agreement entered into with a third party in February 2012.

Interest Expense increased significantly from $170 in 2011 as compared with $53,960 for the three month period in 2012. This is primarily attributable to the debt discount on the convertible note for the $70,000 loan to the Company from the President and COO, Dale Shepherd.

Net (Loss) and Net (Loss) per Share.  Net Loss for the three months ended May 31, 2012 was $364,122 as compared with $221,812 for the same period in 2011, for an increase in net loss of $142,310. The increased net loss for the three months ended May 31, 2012 as compared with the same period in 2011 arose primarily from the timing differences from 2011 when we started our operations as compared with three full months of operations in the comparable period in 2012. In addition there were loans to the company in the comparable 2012 period with discounting treatment that resulted in an increase in recorded interest cost. Key account changes for the three month comparative period include (i) consulting revenue of $20,000, (ii) increased professional fees of $88,564, (iii) increased interest costs of $53,790 and (iv) increased insurance costs of $15,574.

Six Months Ended May 31, 2012 (restated) compared to the Six Months Ended May 31, 2011

The following analysis reflects the consolidated results of operations of BioPower Operations Corporation and its subsidiaries.

Consolidated Statement of income

		Six Months Ended May 31 ,
			(Decrease)
(Dollars)	2012	2011	Increase
General and administrative expenses	$(547,569)	$471,218	$76,351
Depreciation and amortization	(5,283)	2,375	2,908
Consulting revenue	23,571	-	23,571
Gain on settlement of consulting revenue receivable	133,500	-	133,500
Interest expense	(84,729)	384	84,345
Net loss	$(480,510)	$(473,977)	$6,533

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

Consulting Revenue. During the six months ended May 31, 2012, the Company recognized $23,571 in consulting revenue related to the consulting agreement entered into with a third party in February 2012.

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

Liquidity and Financial Condition (restated)

	Six Months Ended
	May 31	May 31
Category	2012	2011

Net cash provided (used) in operating activities	$(158,145)	$(117,515)
Net cash provided (used) in investing activities	0	(25,284)
Net cash provided by financing activities	168,500	287,463

Net increase (decrease) in cash	$10,355	$144,664

Cash Flows from Operating Activities (restated)

Net cash used in operating activities was $158,145 for the six month period ended May 31, 2012 as compared with net cash used of $117,515 for the comparable period in 2011 resulting in an increase in cash used of $40,630. The increase in the cash used in operating activities is due to an increase in amortization of debt discount $83,096, a decrease in warrants and stock issued for services totaling $110,800, available for sale securities received as consideration for consulting revenue of $120,000, a gain on the sale of consulting revenue receivable of $133,500, an increase in accrued expenses to related parties of $301,087 a decrease in accounts payable and accrued liabilities of $262,659, an increase in common stock payable for services rendered of $97,500 and an increase in deferred revenue of $96,429.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $0 for the six months ended May 31, 2012 as compared to $25,284 for the comparable period in 2011.

Cash Flows from Financing Activities (restated)

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended May 31, 2012 cash flows provided by financing activities was $168,500 as compared to $287,463 for the comparable period in 2011. The decrease was a result of less money being received from proceeds from the issuance of common stock and common stock to be issued and an increase in loans. Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings, including through one or more equity or debt financings to fund its operations, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

As of May 31, 2012, our company had a working capital deficit of $920,186.

Cash and Cash Equivalents

Our cash increased during the six months ended May 31, 2012 by $10,355, compared to an increase in cash during the same period in 2011 of $144,664. As outlined above, the increase in cash for the current fiscal period was the result of: (i) cash used in operating activities of $158,145, (ii) cash used in investing activities of $0, and (iii) an increase in cash by $168,500 from financing activities.

Working Capital Information (restated) - The following table presents a summary of our working capital at the end of each period:

Category	(Unaudited) May 31, 2012	November 30, 2011

Cash	$16,466	$6,111

Current assets	246,405	12,465
Current liabilities	1,166,591	550,031
Working capital (deficit)	$(920,186)	$(537,566)

Six Month Period Ended May 31, 2012 (restated)

At May 31, 2012, we had a working capital deficit of $920,186 compared with a working capital deficit at November 30, 2011 of $537,566 or an increase in working capital deficit of $382,620. As of May 31, 2012 we had cash of $16,466 as compared to $6,111 on November 30, 2011. The increase in cash is the net result of our operating, investing and financing activities outlined above.

As of May 31, 2012, our current assets were $246,405 compared to $12,465 in current assets at November 30, 2011. Current assets were comprised of $16,466 in cash, $222,000 in marketable securities and $7,939 in prepaid expenses at May 31, 2012, and $6,111 in cash and $6,354 in prepaid expenses at November 30, 2011. As at May 31, 2012, our current liabilities were $1,166,591 compared to $550,031 at November 30, 2011. At May 31, 2012, our current liabilities were comprised of accounts payable and accrued expenses of $81,446, accrued expenses related parties of $760,156, deferred consulting revenue of $62,322 and common stock payable of $147,500, compared to November 30, 2011 with current liabilities comprised of $87,775 in accounts payable, accrued expenses, related parties $458,685 accrued expenses and net related party convertible debt of $3,571.

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

FTZ Exchange LLC.

Subsequent to May 31, 2012 our CEO contributed 100% of the FTZ Exchange LLC to the Company. The FTZ Exchange, LLC is a licensing company that licenses business know-how and technology to build transaction fee based exchanges for the sale of products and services in vertical markets. FTZ’s first license is a joint venture to form the Qx Health Exchange with Quture, Inc. FTZ owns 50% of the Qx Health Exchange. Our FTZ strategy is to build or license many exchanges in joint venture or to launch exchanges that are 100% Company owned. We intend to launch an Energy Exchange which can sell energy related products and services globally. Some of these products will include energy credits, as previously mentioned in our S-1, biofuels, bio-oils and commodities including oil, gas, electric and many other energy related products and services.

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

OUR CHALLENGES

Our ability to successfully operate our business and achieve our goals and strategies is subject to numerous challenges and risks including for example:

·	any failure to develop our projects and our inability to sufficiently meet our customers' demands for our products;

·	any inability to effectively manage rapid growth;

·	risks associated with future joint ventures, strategic alliances or acquisitions;

·	economic, political, regulatory, legal and foreign risks associated with alternative energy; and, any loss of key members of our three (3) management.

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

ITEM 4. CONTROLS AND PROCEDURES (restated).

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 31, 2012, the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures at the time of the Original Filing, our Chief Executive Officer previously concluded that our disclosure controls and procedures were effective as of May 31, 2012. However, subsequent to this evaluation, our disclosure controls and procedures were reevaluated. In connection with this evaluation, management identified a material weakness in our internal controls as of May 31, 2012. Specifically, the lack of technical resources to apply accounting requirements as they relate to non-routine and complex transactions, resulted in restatements to our financial statements as previously filed on Form 10-Q for the periods ended February 29, May 31 and August 31, 2012. The adjustments in this Form 10-Q/A relate to the recognition of consulting services revenue and common stock authorized but not issued. Based on this material weakness, management concluded that our disclosure controls and procedures were not effective as of May 31, 2012.

Changes in Internal Control Over Financial Reporting

There have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weakness associated with the financial reporting relating to the recognition of consulting services revenue and common stock authorized but issued discussed above was subsequently identified and resulted in remediation activities subsequent to the filing of the May 31, 2012 Form 10-Q.

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

PART II - OTHER INFORMATION

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
Robert D. Kohn, Chief Executive Officer, Chief Financial Officer, Principal Executive Officer and Director

Page 28