Form 10-Q/A
period 2012-08-31
Biopower Operations Corp
filed 2013-08-12
CIK 1510832

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

EXPLANATORY NOTE

This Amendment No. 1 (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2012 as originally filed with the U.S. Securities and Exchange Commission (“SEC”) on October 22, 2012 (the “Original Form 10-Q”) amends certain sections of the Original Form 10-Q to reflect the restatement of our unaudited interim consolidated financial statements (and related disclosures) as of and for the three and nine months ended August 31, 2012, as described below. With this Form 10-Q/A, we are amending:

•	Part I, Item 1, “Financial Statements,”
•	Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and
•	Part I, Item 4, “Controls and Procedures.”

This Form 10-Q/A also amends Part II, Item 6, “Exhibits,” and includes updated certifications from our Chief Executive Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Form 10-Q/A makes only the changes described above and, other than to correct certain presentational matters contained in the Original Form 10-Q, does not modify or update such items in any other respect, or any other items or disclosures presented in the Original Form 10-Q. Except as otherwise stated herein, this Form 10-Q/A does not reflect any other events occurring after October 22, 2012, the date we filed the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC since the filing date of the Original Form 10-Q.

With the filing of this Form 10-Q/A, we are filing amendments to our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2012, as originally filed with the SEC, to restate our unaudited interim consolidated financial statements as a result of management’s determination that the Company’s accounting treatment pertaining to (a) revenue recognition on its non-operating consulting advisory agreement executed in February 2012, (b) common stock authorized but not issued and (c) the loan cost in connection with a third party loan arrangement should be modified. This change in accounting treatment resulted in a restatement of consulting revenue, gain on settlement of consulting revenue receivable, loss on sale of available-for-sale marketable securities, loan cost, net loss, basic and diluted loss per share and basic and diluted weighted average number of common shares outstanding on the Company’s consolidated statement of operations for the three and nine months ended August 31, 2012 and available-for-sale securities, deferred consulting revenue, common stock payable, common stock, additional paid in capital and accumulated deficit in the Company’s consolidated balance sheet at August 31, 2012. The restatement had no effect on the Company’s cash or net cash (used in) provided by operating, investing and financing activities for the nine months ended August 31, 2012.

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

BIOPOWER OPERATIONS CORPORATION

(A Developmental Stage Company)

CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (restated)	24

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (restated)	33

ITEM 4.	CONTROLS AND PROCEDURES	33

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	34

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	34

ITEM 3.	DEFAULT UPON SENIOR SECURITIES	34

ITEM 4.	MINE SAFETY DISCLOSURES	34

ITEM 5.	OTHER INFORMATION	34

ITEM 6.	EXHIBITS	35

SIGNATURES		36

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes Oxley Act

2

PART I - FINANCIAL INFORMATION

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Financial Statements

August 31, 2012

(Unaudited)

CONTENTS

Page(s)

Consolidated Balance Sheets - August 31, 2012 (Unaudited) (Restated) and November 30, 2011 (Audited)	5

Consolidated Statements of Operations and Comprehensive Income (Loss) - Three and Nine Months Ended August 31, 2012 (Restated) and August 31, 2011 (Unaudited) and from September 13, 2010 (Inception) to August 31, 2012 (Unaudited) (Restated)	6

Consolidated Statement of Stockholders’ Deficit - From September 13, 2010 (Inception) to August 31, 2012 (Unaudited) (Restated)	7

Consolidated Statements of Cash Flows - Nine Months Ended August 31, 2012 (Restated) and 2011, and from September 13, 2010 (Inception) to August 31, 2012 (Unaudited) (Restated)	8

Notes to Consolidated Financial Statements (Unaudited) (Restated)	9 - 23

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	August 31, 2012	November 30, 2011
	(Unaudited) (Restated)
Assets
Current Assets
Cash	$4,177	$6,111
Available-for-sale securities	71,178	-
Prepaid expenses	6,087	6,354
Total Current Assets	81,442	12,465

Equipment - net	20,141	24,313

Other Assets
License - net	242,027	245,795
Security deposit	11,660	11,660
Total Other Assets	253,687	257,455

Total Assets	$355,270	$294,233

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$378,806	$221,209
Accounts payable and accrued expenses - related parties	647,222	325,251
Deferred consulting revenue	47,322	-
Common stock payable	158,700	-
Note payable	12,000	-
Notes payable - related parties	42,092	-
Convertible debt - net	120,000	3,571
Total Current Liabilities	1,406,142	550,031

Long-Term Liabilities
Deferred consulting revenue	29,107	-
Total Long-Term Liabilities	29,107	-

Stockholders' Deficit
Preferred stock, $1 par value; 10,000 and 1,000 shares authorized; 1 and 1 issued and outstanding	1	1
Common stock, $0.0001 par value, 500,000,000 shares authorized; 90,280,000 shares issued and outstanding	9,028	9,028
Additional paid-in capital	795,162	705,162
Deficit accumulated during the development stage	(1,751,466)	(969,989)
Other comprehensive loss	(132,704)	-
Total Stockholders' Deficit	(1,079,979)	(255,798)

Total Liabilities and Stockholders' Deficit	$355,270	$294,233

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,		September 13, 2010 (Inception)
	2012 (Restated)	2011	2012 (Restated)	2011	to August 31, 2012 (Restated)

General and administrative expenses	$247,790	$271,711	$800,641	$745,688	$1,766,580

Other Income (Expense)

Interest expense	(34,889)	-	(119,619)	-	(123,669)
Consulting revenue	20,000	-	43,571	-	43,571
Loan cost	(6,250)	-	(6,250)	-	(6,250)
Gain on settlement of consulting revenue receivable	-	-	133,500	-	133,500
Loss on sale of available-for-sale marketable securities	(32,038)	-	(32,038)	-	(32,038)
Total Other Expense	(53,177)	-	19,164	-	15,144

Net loss	$(300,967)	$(271,711)	$(781,477)	$(745,688)	$(1,751,466)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding during the period - basic and diluted	90,280,000	90,251,648	90,312,073	74,111,131	74,322,103

Comprehensive loss
Net loss	$(300,967)	$(271,711)	$(781,477)	$(745,688)	$(1,751,466)

Unrealized loss on available-for-sale marketable securities	(101,204)	-	(132,704)	-	(132,704)
Comprehensive loss	$(402,171)	$(271,711)	$(914,181)	$(745,688)	$(1,884,170)

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders' Deficit

From September 13, 2010 (Inception) to August 31, 2012

(Unaudited) (Restated)

	Preferred Stock, $1 Par Value		Common Stock, $0.0001 Par Value		Additional Paid In	Deficit Accumulated during	Accumulated Other Comprehensive	Total Stockholder's
	Shares	Amount	Shares	Amount	Capital	Development Stage	Loss	Deficit

Issuance of common stock - founders ($0.0001)	-	$-	10,000	$1	$-	$-	$-	$1

Net loss - September 13, 2010 (Inception) to November 30, 2010	-	-	-	-	-	(1,334)		(1,334)

Balance - November 30, 2010	-	-	10,000	1	-	(1,334)	-	(1,333)

Cancellation of common stock - founders	-	-	(10,000)	(1)	-	-	-	(1)
								-
Issuance of preferred stock - founders ($1/share)	1	1	-	-	-	-	-	1
								-
Issuance of common stock - founders ($0.0001/share)	-	-	32,500,000	3,250	-	-	-	3,250
								-
Issuance of common stock - related parties ($0.0001/share)	-	-	12,300,000	1,230	-	-	-	1,230
								-
Issuance of common stock ($0.0001/share)	-	-	39,100,000	3,910	-	-	-	3,910
								-
Issuance of common stock ($0.25/share)	-	-	1,200,000	120	299,880	-	-	300,000
								-
Issuance of common stock ($0.50/share)	-	-	30,000	3	14,997	-	-	15,000
								-
Issuance of common stock for services rendered ($0.012/share)	-	-	4,150,000	415	49,585	-	-	50,000
								-
Issuance of common stock for license ($0.25/share)	-	-	1,000,000	100	249,900	-	-	250,000
								-
Warrants issued for services rendered	-	-	-	-	60,800	-	-	60,800
								-
Debt discount	-	-	-	-	30,000	-	-	30,000

Net loss for the year ended November 30, 2011	-	-	-	-	-	(968,655)	-	(968,655)

Balance - November 30, 2011	1	1	90,280,000	9,028	705,162	(969,989)	-	(255,798)

Debt discount	-	-	-	-	90,000	-	-	90,000

Unrealized loss on available-for-sale marketable securities	-	-	-	-	-	-	(132,704)	(132,704)

Net loss for the nine months ended August 31, 2012	-	-	-	-	-	(781,477)	-	(781,477)

Balance - August 31, 2012	1	$1	90,680,000	$9,028	$795,162	$(1,751,466)	$(132,704)	$(1,079,979)

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited) (Restated)

	Nine Months Ended August 31,		September 13, 2010 (Inception)
	2012	2011	to August 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(781,477)	$(745,688)	$(1,751,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of license	3,768	2,959	7,973
Depreciation	4,172	2,109	7,619
Amortization of debt discount	116,429	-	120,000
Loan cost	6,250	-	6,250
Stock issued for services rendered	-	50,000	50,000
Warrants issued for services rendered	-	60,800	60,800
Available-for-sale securities received as consideration for consulting revenue	(120,000)	-	(120,000)
Gain on settlement of consulting revenue receivable	(133,500)	-	(133,500)
Loss on sale of available-for-sale securities	32,038	-	32,038
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Prepaid expenses	267	(13,151)	(6,087)
Security deposit	-	(11,660)	(11,660)
Increase/(Decrease) in:
Accounts payable and accrued liabilities	157,597	392,269	378,806
Accounts payable and accrued liabilities - related party	321,971	-	647,222
Common stock payable for services rendered	108,500	-	108,500
Deferred revenue	76,429	-	76,429
Net Cash Provided By (Used In) Operating Activities	(207,556)	(262,362)	(527,076)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available-for-sale securities	11,330	-	11,330
Purchase of equipment	-	(29,294)	(27,760)
Net Cash Used in Investing Activities	11,330	(29,294)	(16,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	90,000	-	120,000
Proceeds from notes payable - related parties	42,092	2,954	65,973
Proceeds from notes payable	12,000	-	12,000
Repayment of notes payable - related parties	-	(23,881)	(23,881)
Proceeds from issuance of preferred stock	-	1	1
Proceeds from common stock to be issued	50,200	-	50,200
Proceeds from issuance of common stock	-	323,389	323,390
Net Cash Provided By Financing Activities	194,292	302,463	547,683

Net Increase (Decrease) in Cash	(1,934)	10,807	4,177
Cash - Beginning of Period	6,111	20,124	-
Cash - End of Period	$4,177	$30,931	$4,177

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for license	$-	$250,000	$250,000
Unrealized loss on available-for-sale securities	$132,704	$-	$132,704
Debt discount recorded on convertible debt	$90,000	$-	$120,000
Cancellation of common stock - founders	$-	$-	$1

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

Note 2 Restatement of Financial Statements

The unaudited interim consolidated financial statements as of and for the three and nine months ended August 31, 2012, filed with the SEC on October 22, 2012, have been restated as a result of management’s determination that the Company’s accounting treatment pertaining to (a) revenue recognition on its non-operating consulting advisory agreement executed in February 2012, (b) common stock authorized but not issued and (c) the loan cost in connection with a third party loan arrangement should be modified.

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

Management initially concluded that 500,000 shares owed to a lender should be classified as available-for-sale marketable securities. Upon further review, management determined that these shares should have been recognized as a loan cost, as these shares were owed to the lender, held in escrow and the Company did not have any rights to them.

Management initially concluded that certain common stock authorized, but not issued, should be treated as outstanding shares of common stock. Upon further review, management determined that common stock authorized, but not yet issued, should be treated as common stock payable and are, therefore, not considered outstanding.

This change in accounting treatment resulted in a restatement of consulting revenue, loss on sale of available-for-sale marketable securities, loan cost, gain on settlement of consulting revenue receivable, net loss, basic and diluted loss per share and basic and diluted weighted average number of common shares outstanding on the Company’s consolidated statement of operations for the three and nine months ended August 31, 2012 and available-for-sale securities, deferred consulting revenue, common stock payable, common stock, additional paid in capital and accumulated deficit in the Company’s consolidated balance sheet at August 31, 2012. The restatement had no effect on the Company’s cash or net cash (used in) provided by operating, investing and financing activities for the nine months ended August 31, 2012. The effect of the restatement on our previously issued unaudited interim consolidated financial statements as of and for the three and nine months ended August 31, 2012 is as follows:

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

August 31, 2012

Unaudited

	Restated Consolidated Balance Sheet
	As Reported	Adjustments	Restated	Notes
Available-for-sale securities	$74,128	$(2,950)	$71,178	3
Total Current Assets	84,392	(2,950)	81,442
Total Assets	$358,220	$(2,950)	$355,270

Deferred consulting revenue	$-	$47,322	$47,322	1
Common stock payable	-	158,700	158,700	2
Total Current Liabilities	1,200,120	206,022	1,406,142
Deferred consulting revenue	-	29,107	29,107	1
Total Long-Term Liabilities	-	29,107	29,107

Total Liabilities	1,200,120	235,129	1,435,249

Common stock	9,068	(40)	9,028	2
Additional paid-in capital	953,822	(158,660)	795,162	2
Deficit accumulated during the development stage	(1,666,587)	(84,879)	(1,751,466)	1
Accumulated other comprehensive income	(138,204)	5,500	(132,704)	3
Total Stockholders' Deficit	(841,900)	(238,079)	(1,079,979)

Total Liabilities and Stockholders' Deficit	$358,220	$(2,950)	$355,270

	Three Months Ended			Nine Months Ended
	August 31, 2012			August 31, 2012
Consolidated Statements of Operations	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	Notes

Revenue	$-	$-	$-	$253,500	$(253,500)	$-

General and administrative expenses	(247,790)	-	(247,790)	(800,641)		(800,641)
Consulting revenue	-	20,000	20,000	-	43,571	43,571	1
Interest expense	(34,546)	-	(34,546)	(119,074)		(119,074)
Interest expense - related parties	(343)	-	(343)	(545)		(545)
Loss on sale of available-for-sale marketable securities	(29,838)	(2,200)	(32,038)	(29,838)	(2,200)	(32,038)	3
Loan cost	-	(6,250)	(6,250)	-	(6,250)	(6,250)	3
Gain on settlement of consulting revenue receivable	-	-	-	-	133,500	133,500	4
Net income (loss)	$(312,517)	$11,550	$(300,967)	$(696,598)	$(84,879)	$(781,477)

Net income (loss) per common share - basic and diluted	$(0.00)		$(0.00)	$(0.01)		$(0.01)

Weighted average number of common shares outstanding during the period - basic and diluted	90,631,902		90,280,000	90,520,545		90,312,073	2

Comprehensive loss	$(450,721)	$48,550	$(402,171)	$(834,802)	$(79,379)	$(914,181)	1

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

August 31, 2012

Unaudited

	September 13, 2010 (Inception) to
	August 31, 2012

Consolidated Statements of Operations	As Reported	Adjustments	Restated	Notes

Revenue	$253,500	$(253,500)	$-

General and administrative expenses	(1,766,580)		(1,766,580)
Consulting revenue	-	43,571	43,571	1
Interest expense	(123,124)		(123,124)
Interest expense - related parties	(545)		(545)
Loss on sale of available-for-sale marketable securities	(29,838)	(2,200)	(32,038)	3
Loan cost	-	(6,250)	(6,250)	3
Gain on settlement of consulting revenue receivable	-	133,500	133,500	4
Net income (loss)	$(1,666,587)	$(84,879)	$(1,751,466)

Net income (loss) per common share - basic and diluted	$(0.02)		$(0.02)

Weighted average number of common shares outstanding during the period - basic and diluted	74,394,262		74,322,103	2

Comprehensive loss	$(1,804,791)	$(79,379)	$(1,884,170)	1

	Nine Months Ended			September 13, 2010 (Inception)
	August 31, 2012			to August 31, 2012
Consolidated Statements of Cash Flows	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	Notes
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(696,598)	$(84,879)	$(781,477)	$(1,666,587)	$(84,879)	$(1,751,466)	1
Loan cost	-	6,250	6,250	-	6,250	6,250	3
Stock issued for services rendered	108,500	(108,500)	-	158,500	(108,500)	50,000	2
Available-for-sale securities received as consideration for consulting revenue	(253,500)	133,500	(120,000)	(253,500)	133,500	(120,000)	1
Gain on settlement of consulting revenue receivable	-	(133,500)	(133,500)	-	(133,500)	(133,500)	4
Loss on sale of available-for-sale marketable securities	29,838	2,200	32,038	29,838	2,200	32,038	3
Common stock payable for services rendered	-	108,500	108,500	-	108,500	108,500	2
Deferred revenue	-	76,429	76,429	-	76,429	76,429	1
Net Cash Used In Operating Activities	(207,556)	-	(207,556)	(527,076)	-	(527,076)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	50,200	(50,200)	-	373,590	(50,200)	323,390	2
Proceeds from common stock to be issued	-	50,200	50,200	-	50,200	50,200	2
Net Cash Provided By Financing Activities	194,292	-	194,292	547,683	-	547,683

Notes:

1.	Adjustment to recognize revenue on a straight-line basis on (a) the $60,000 non-refundable fee paid upon execution of the consulting agreement over the term of the agreement (three years) and (b) the $60,000 first year consulting fee over the first year of the agreement.

2.	Adjustment to record common stock authorized but not yet issued.

3.	Adjustment to recognize shares owed to a lender as loan cost.

4.	Adjustment to record a gain on shares received since the value of the shares received was greater than the value of the services to be rendered upon execution of the consulting agreement.

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

Marketable Securities

(A) Classification of Securities (restated)

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

During 2012, the Company sold 2,436,000 shares of their AFS having a cost basis of $41,168, for proceeds of $11,330, resulting in a loss on sale of AFS of $29,838. In addition, the Company was required to pay 500,000 shares in AFS securities, having a cost basis of $8,450 and FMV of $6,250 as a collection fee, which resulted in an additional loss of $2,200 (see Note 12).

The Company’s cost basis in AFS was as follows:

	Amount	Shares
AFS Acquired - February 2012	$253,500	15,000,000
Sales in 2012 - at cost	(41,168)	(2,436,000)
Collection fee	(8,450)	(500,000)
Balance - August 31, 2012	$203,882	12,064,000

The composition of the Company’s investments at August 31, 2012, classified as current assets, is as follows:

	Cost	Fair Value	Unrealized Loss

Common stocks - public company	$203,882	$71,178	$132,704
Total available for sale securities	$203,882	$71,178	$132,704

Investment income (loss) for the nine months ended August 31, 2012 and 2011 is as follows:

	2012	2011
Gross realized losses from sales of available for sale securities	(32,038)	-
Net unrealized holding loss	(132,704)	-
Net investment income (loss)	$(164,742)	$-

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

Intangible Assets

Identifiable intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of potential impairment exist. Also see Note 9 regarding license agreement.

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

The Company has the following potential common stock equivalents at August 31, 2012 and 2011:

	August 31, 2012	August 31, 2011

Warrants (1)	-	1,000,000
Common stock payable	400,000	-
Convertible debt	480,000	-
Total common stock equivalents	880,000	1,000,000

(1) On January 11, 2012, the 1,000,000 warrants expired unexercised.

Reclassifications

Certain amounts have been reclassified to conform to the current period presentation. Such reclassifications had no effect on the reported results of operations or cash flows.

On August 9, 2012, Dale Shepherd resigned as President and Chief Operating Officer. As a result of the resignation, related convertible debt was reclassified from convertible debt - related party to notes payable for purposes of financial statement presentation. The related debt is currently in default, see note 7 (B).

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

August 31, 2012

Unaudited

Recent Accounting Pronouncements

There are no new accounting pronouncements that are expected to have any material impact on the Company’s consolidated financial statements.

Note 4 Going Concern (restated)

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $781,477 and net cash used in operations of $207,556 for the nine months ended August 31, 2012; and a working capital deficit of $1,324,700 and a stockholders’ deficit of $1,079,979 at August 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 7 Notes Payable - and Convertible Debt

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

At August 31, 2012, the Company had fully amortized $120,000 in debt discount.

The following is a summary of the Company’s convertible debt at August 31, 2012 and November 30, 2011.

	2012	2011
Convertible Debt	$120,000	$30,000
Debt Discount	(120,000)	(30,000)
Amortization of Debt Discount	120,000	3,571
Convertible Debt - Net	$120,000	$3,571

Amortization expense for the nine months ended August 31, 2012 and 2011 was $116,429 and $0, respectively.

Note 8 Stockholders’ Deficit (restated)

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

(B)	Common Stock

In 2011, the Company issued the following shares for cash and services:

Type	Quantity	Valuation	Range of Value per share
Cash	40,330,000	$318,910	0.0001 - $0.50
Cash - related parties	44,800,000	4,480	$0.0001
License agreement (1)	1,000,000	250,000	$0.25
Services rendered (2)	4,150,000	50,000	$0.012
Total	90,280,000	$623,390	$0.0001 - 0.50

The following represents the Company’s shares authorized for issuance as of August 31, 2012:

Type	Quantity	Valuation	Range of Value per share
Cash	200,000	$50,200	$0.25
Services rendered - related parties	50,000	11,000	$0.22
Services rendered (3)	150,000	97,500	$0.65
Total (4)	400,000	$158,700	$0.22-0.65

(1) See Note 8(C)

(2) In connection with the stock issued for services rendered the Company determined fair value based upon the value of the services provided, which was the most readily available evidence.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

August 31, 2012

Unaudited

(3) Fair value based upon the quoted closing market price of the Company’s common stock as of the authorized issuance date (date of grant).

(4) The 400,000 shares are recorded as common stock payable because they have not been issued in connection with settling amounts due under contractual arrangements. Given these shares have not been issued, they are not included in earnings per share for the three and nine months ended August 31, 2012 and from September 13, 2010 (inception) to August 31, 2012.

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

3% of the second $50,000,000 of gross revenue; and

1% of anything in excess of $100,000,000

If the Green Oil charges a lesser percentage to another entity, then the first $50,000,000 will be decreased to the lowest percentage charged.

No such transactions have occurred as of November 30, 2011 and through October 16, 2012.

As of August 31, 2012 and November 30, 2011 the license is summarized as follows:

	2012	2011
License	$250,000	$250,000
Accumulated Amortization	(7,973)	(4,205)
License - Net	$242,027	245,795

Amortization expense for the fiscal years is as follows:

Year Ending November 30,	Amount
2012 (remaining 3 months)	$1,229
2013	5,000
2014	5,000
2015	5,000
2016	5,000
Thereafter	220,798
Total	$242,027

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

August 31, 2012

Unaudited

(D) Warrants

On January 11, 2011, the Company issued 1-year warrants for 1,000,000 shares with a consultant, with an exercise price of $1 per share. The warrants were granted for services rendered. The warrants had a fair value of $60,800, based upon the Black-Scholes option-pricing model. The Company used the following weighted average assumptions:

Expected dividends	0%
Expected volatility	150%
Expected term	1 year
Risk free interest rate	0.28%
Expected forfeitures	0%

Weighted Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Life in	Intrinsic
	Warrants	Price	Years	Value
Balance - November 30, 2011	1,000,000	$1.00
Granted	-	-
Forfeited/Cancelled(1)	(1,000,000)	(1.00)
Exercised	-	-
Balance - August 31, 2012 - outstanding	-	$-	-	-
Balance - August 31, 2012 - exercisable	-	-	-	-

(1)	On January 11, 2012, the 1,000,000 warrants expired unexercised.

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

On January 27, 2011, the Company formed Green Oil Plantations Americas, Inc. (“Green Oil”), a 100% wholly owned subsidiary as the operating company for the exclusive license agreement with Green Oil Plantations, Ltd. (See Note 8(C)).

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

August 31, 2012

Unaudited

All of the above subsidiaries are currently inactive except for their formation.

Note 11 Commitments and Contingencies

Commitments

(A) Employment Agreements - Officers and Directors

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

(C) Consulting Agreements (restated)

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

On March 26, 2012, the Company entered into a consulting agreement to provide various investment banking services including putting together business models for project finance and introducing the Company to potential lenders for a castor project. The Company paid a fee of 150,000 shares of common stock, having a fair value of $97,500 ($0.65/share), based upon the quoted closing trading price. During the nine months ended August 31, 2012, the Company expensed this issuance as a component of general and administrative expenses. These shares have not been issued, are included in common stock payable and are not included in earnings per share calculations as of August 31, 2012.

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

Note 12 Revenue – other (restated)

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

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

August 31, 2012

Unaudited

In August 2012, the Company executed a loan agreement with a lender, who is also a shareholder, to obtain 10,000,000 free trading shares of the public company referenced above. During the nine months ended August 31, 2012, the Company sold 2,436,000 shares. In exchange for the free trading shares, the Company is required to repay 10,500,000 shares in free trading stock of this public company. The 500,000 shares are deemed to be a loan cost, having a fair value of $6,250 ($0.0125/share), based upon the quoted closing trading price on the date of the agreement.

During 2012, the Company, received 15,000,000 shares of the public company for services to be rendered and sold 2,436,000 shares as noted above based upon the ability to obtain the 10,000,000 shares of free trading stock from the lender. The 15,000,000 shares is currently held in escrow of which 4,500,000 shares will be released to the Company and the balance of the 10,500,000 shares will be paid to the shareholder for the 10,000,000 shares borrowed and the 500,000 shares for the loan cost as noted above upon the shares becoming unrestricted. The Company does not have any rights to the 10,500,000 shares. The Company has not recorded any asset or liability for the shares held in escrow.

The contract has the following remaining payment terms:

•	$60,000 due on February 13, 2013; and
•	$60,000 due on February 13, 2014

See Note 3 for reconciliation of amounts associated with the purchase and sale of certain AFS securities.

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

The following is the Company’s assets measured at fair value at August 31, 2012 and November 30, 2011:

	August 31, 2012	November 30, 2011
Level 1 - None	$-	$-
Level 2 - Marketable Securities (AFS)	71,178	-
Level 3 - None	-	-
Total	$71,178	$-

The carrying amounts reported in the balance sheet for available for sale securities, prepaid expenses, accounts payable and accrued expenses, accounts payable and accrued expenses - related parties, notes payable, notes payable - related parties, convertible debt and convertible debt - related party, approximate fair value based on the short-term nature of these instruments.

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

August 31, 2012

Unaudited

Note 14 Subsequent Events

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

Restatement of Financial Statements

The unaudited interim consolidated financial statements as of and for the three and nine months ended August 31, 2012 have been restated as a result of adjustments related to the recognition of consulting revenue and common stock payable, as further described in Note 2 to our consolidated financial statements. The following information presented below has been revised accordingly to reflect the restatement adjustments.

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

Three Months Ended August 31, 2012 (restated) Compared to the Three Months Ended August 31, 2011

The following analysis reflects the condensed consolidated results of operations of BioPower Operations Corporation and its subsidiaries.

Consolidated Statement of Income
	Three Months Ended
	August 31,		Increase
(Dollars)	2012	2011	(Decrease)
General and administrative expenses	$(245,134)	$(269,055)	$(23,921)
Depreciation and amortization	(2,656)	(2,656)	0
Consulting revenue	20,000	0	20,000
Loan cost	(6,250)	0	6,250
Interest expense	(34,889)	0	34,889
Loss on sale of available-for-sale marketable securities	(32,038)	0	32,038
Net loss	$(300,967)	$(271,711)	$29,256

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

Consulting Revenue. During the three months ended August 31, 2012, the Company recognized $20,000 in consulting revenue related to the consulting agreement entered into with a third party in February 2012.

Loan Cost. During the three months ended August 31, 2012, the Company recognized $6,250 in loan costs related to the loan agreement entered into with a third party lender in August 2012.

Loss on sale of available-for-sale marketable securities. The Company recognized a loss on the sale of AFS securities of $32,038 in connection with the sale of 2,436,000 shares of common stock.

Interest Expense increased significantly from $0 in 2011 as compared with $34,889 for the three month period in 2012. This is attributable to the debt discount on the convertible note for the $70,000 loan to the Company from the former President, Dale Shepherd.

Net Loss and Net Loss per Share.  Net Loss for the three months ended August 31, 2012 was $300,967 as compared with $271,711 for the same period in 2011, for an increase in net loss of $29,256 (11%). The increased net loss for the three months ended August 31, 2012 as compared with the same period in 2011 arose primarily from (i) increased professional fees of $20,765 and (ii) increased insurance costs of $12,280, offset by consulting revenue of $20,000. In addition there were loans to the company in the comparable 2012 period with discounting treatment that resulted in an increase in recorded interest cost of $34,889.

Nine Months Ended August 31, 2012 (restated) compared to the Nine Months Ended August 31, 2011

The following analysis reflects the condensed consolidated results of operations of BioPower Operations Corporation and its subsidiaries.

Consolidated Statement of income

	Nine Months Ended
	August 31,		Increase
(Dollars)	2012	2011	(Decrease)

General and administrative expenses	$(792,701)	$(740,620)	$52,081
Depreciation and amortization	(7,940)	(5,068)	2,872
Consulting revenue	43,571	0	43,571
Gain on settlement of consulting revenue receivable	133,500	0	133,500
Loan cost	(6,250)	0	6,250
Interest expense	(119,619)	0	119,619
Loss on sale of available-for-sale marketable securities	(32,038)	0	32,038
Net loss	$(781,477)	$(745,688)	$35,789

Neither Net Sales nor Cost of Sales was realized during either nine month period. There is no Net Sales nor Cost of Sales as operations have not commenced.

Operating Expenses and Depreciation. Operating expenses and depreciation for the nine month period ended August 31, 2012 of $800,641 increased $54,953 (7%) as compared with $745,688 for the nine month comparable period ended in 2011. The table below details the components of operating expense, as well as the dollar and percentage changes for the nine month period ended August 31st.

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

Consulting Revenue. During the nine months ended August 31, 2012, the Company recognized $43,571 in consulting revenue related to the consulting agreement entered into with a third party in February 2012.

Gain on Settlement of Consulting Revenue Receivable. In February 2012, the Company entered into a consulting agreement with a third party, pursuant to which we received 15,000,000 shares of the third party’s restricted common stock as payment for services to be rendered by us. As of August 31, 2012, the value of the shares received was $253,500, of which $120,000 was recorded as deferred revenue and $133,500 was recorded as gain on settlement of consulting revenue receivable.

Loan Cost. During the nine months ended August 31, 2012, the Company recognized $6,250 in loan costs related to the loan agreement entered into with a third party lender in August 2012.

Loss on sale of available-for-sale marketable securities. The Company recognized a loss on the sale of AFS securities of $32,038 in connection with the sale of 2,436,000 shares of common stock.

Interest Expense for the nine months ended August 31, 2012 was $119,619 as compared with interest expense of $0 for the same period last year. The increase in interest expense is primarily the result of debt discount on the convertible note for the $70,000 loan to the Company from the former President, Dale Shepherd.

Net loss for the nine months ended August 31, 2012 was $781,477 as compared with $745,688 for the same period in 2011, for an increased net loss of $35,789 (5%). The increased net loss for the nine months ended August 31, 2012 compared to the same period in 2011 arose primarily from (i) increased wage and wage related costs of $66,516, (ii) increased interest costs of $119,619, (iii) increased insurance costs of $43,820, (iv) increased rent costs of $14,431, and (v) loss on sale of AFS securities of $32,038; partially offset by the gain on settlement of consulting revenue receivable of $133,500, consulting revenue of $43,571 and reduced professional fees of $37,762.

Liquidity and Financial Condition

	Nine Months Ended
	August 31	August 31
Category	2012	2011

Net cash used in operating activities	$(207,556)	$(262,362)
Net cash provided (used) in investing activities	11,330	(29,294)
Net cash provided by financing activities	194,292	302,463

Net increase (decrease) in cash	$(1,934)	$10,807

Cash Flows from Operating Activities (restated)

Net cash used by operating activities was $207,556 for the nine month period ended August 31, 2012 as compared with net cash used of $262,362 for the comparable period in 2011 resulting in an increase in cash provided of $54,806. The increase in the cash provided from operating activities is due to favorable items an increase in amortization and depreciation of $809, an increase in amortization of debt discount $116,429, an increase in loan costs of $6,250, an increase in accounts payable and accrued liabilities to related parties of $433,788, an increase in common stock payable of $108,500 and an increase in deferred revenue of $76,429; offset partially by unfavorable items including an increase in net loss of $35,789, AFS securities received as consideration for consulting revenue of $120,000, gain on the settlement of consulting revenue receivable of $133,500, a decrease in accounts payable and accrued liabilities of $35,163 and a decrease in prepaid expenses of $267.

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

Cash Flows from Financing Activities (restated)

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended August 31, 2012 cash flows provided by financing activities was $194,292 as compared to $302,463 for the comparable period in 2011. The decrease was a result of less money being received from proceeds from the issuance of common stock, offset by an increase in loans and proceeds from common stock to be issued. Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings, including through one or more equity or debt financings to fund its operations, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

As of August 31, 2012, our company had a working capital deficit of approximately $1,324,700.

Cash and Cash Equivalents

Our cash and cash equivalents decreased during the nine months ended August 31, 2012 by $1,934, compared to an increase in cash and cash equivalents during the same period in 2011 of $10,807.

Working Capital Information (restated) - The following table presents a summary of our working capital at the end of each period:

	(Unaudited)
Category	August 31, 2012	November 30, 2011

Cash and cash equivalents	$4,177	$6,111

Current assets	81,442	12,465
Current liabilities	1,406,142	550,031
Working capital (deficit)	$(1,324,700)	$(537,566)

Nine Month Period Ended August 31, 2012 (restated)

At August 31, 2012, we had a working capital deficit of $1,324,700 compared with a working capital deficit at November 30, 2011 of $537,566 or an increase in working capital deficit of $787,134 (146%). As of August 31, 2012, we had cash equivalents of $4,177 as compared to $6,111 on November 30, 2011. The decrease in cash is the net result of our operating, investing and financing activities outlined above.

As of August 31, 2012, our current assets were $81,442 compared to $12,465 in current assets at November 30, 2011. Current assets were comprised of $4,177 in cash, $71,178 in available-for-sale marketable securities and $6,087 in prepaid expenses at August 31, 2012, and $6,111 in cash and $6,354 in prepaid expenses at November 30, 2011. As at August 31, 2012, our current liabilities were $1,406,142 compared to $550,031 at November 30, 2011. At August 31, 2012, our current liabilities were comprised of accounts payable and accrued expenses of $133,555, accounts payable and accrued expenses related parties of $892,473, deferred revenue of $47,322, common stock payable of $158,700, notes payable to related party of $42,092, notes payable $12,000 and convertible debt of $120,000 as compared to November 30, 2011 with current liabilities comprised of $546,460 in accounts payable and accrued expenses and related party convertible debt of $3,571.

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

PLAN OF OPERATION AND FUNDING (restated)

Since inception (September 13, 2010) to August 31, 2012, the Company has spent a total of $1,766,580 on the start-up, development and administrative costs. We have not yet generated any revenue from business operations.

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

ITEM 4. CONTROLS AND PROCEDURES (restated).

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 31, 2012, the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures at the time of the Original Filing, our Chief Executive Officer previously concluded that our disclosure controls and procedures were effective as of August 31, 2012. However, subsequent to this evaluation, our disclosure controls and procedures were reevaluated. In connection with this evaluation, management identified a material weakness in our internal controls as of August 31, 2012. Specifically, the lack of technical resources to apply accounting requirements as they relate to non-routine and complex transactions, resulted in restatements to our financial statements as previously filed on Form 10-Q for the periods ended February 29, May 31 and August 31, 2012. The adjustments in this Form 10-Q/A relate to the recognition of consulting services revenue, common stock authorized but not issued and loan cost in connection with a third party loan arrangement. Based on this material weakness, management concluded that our disclosure controls and procedures were not effective as of August 31, 2012.

Changes in Internal Control Over Financial Reporting

There have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weakness associated with the financial reporting relating to the recognition of consulting services revenue, common stock authorized but issued and loan costs discussed above was subsequently identified and resulted in remediation activities subsequent to the filing of the August 31, 2012 Form 10-Q.

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

