Form 10-K/A
period 2012-11-30
Biopower Operations Corp
filed 2013-08-20
CIK 1510832

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

BioPower Operations Corporation

Form 10-K

EXPLANATORY NOTE

This Amendment No. 2 (“Form 10-K/A”) to our Annual Report on Form 10-K for the year ended November 30, 2012, as originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2013 (“Original Form 10-K”) amends certain sections of the Original Form 10-K to provide disclosure regarding o restatements of its unaudited financial statements for the quarters ended February 29, 2012, May 31, 2012 and August 31, 2012, as well as provide expanded disclosure of its controls and procedures and internal control over financial reporting. With this Form 10-K/A, we are amending:

•	Part II, Item 8, “Financial Statements and Supplementary Data,” and

•	Part II, Item 9A, “Controls and Procedures.”

Pursuant to the rules of the SEC, Part IV, Item 15 of the Original Form 10-K has been amended to contain the currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1 and 32.1.

For the convenience of the reader, this Form 10-K/A sets forth the Original Form 10-K in its entirety. Other than as described above, none of the other disclosures in the Original Form 10-K have been amended or updated. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the Securities and Exchange Commission filed subsequent to the Original Form 10-K.

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISK

Statements made in this 10-K/A that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934.  In  some  cases, you can  identify  forward-looking statements by terminology such  as "may",  "should", "intends", "expects", "plans", "anticipates", "believes",  "estimates", "predicts", "potential", or  "continue"  or  the  negative of  these  terms  or  other  comparable terminology.  We intend that such forward-looking statements be subject to the safe harbors for such statements.  We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Any forward-looking statements represent management’s best judgment as to what may occur in the future.  However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Introductory Comment - Use of Terminology

Throughout this Annual Report on Form 10-K/A, the terms “we,” “us” and “our” refers to BioPower Operations Corporation and, unless the context indicates otherwise, our subsidiaries in which we hold 100% of such entities’ outstanding equity securities, including BioPower Corporation (“BioPower Corporation”), Green Oil Plantations Americas Inc. (“Green Oil”), Green Energy Crops Corporation (“GECC”), FTZ Exchange LLC. and FTZ Energy Corporation, on a consolidated basis. Unless otherwise indicated, all monetary amounts are reflected in United States Dollars.

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

On November 30, 2010, an exclusive license agreement was signed between BC and Clenergen Corporation ( www.clenergen.com ). BC has the exclusive license for the United States, Central America, Guam and Mexico to utilize Clenergen’s biomass growing technologies.

On January 14, 2011, we formed Global Energy Crops Corporation (“GECC”), a 100% wholly-owned subsidiary for the future development of global business opportunities.

On January 27, 2011, an agreement was signed between Green Oil Plantations Ltd. ( www.greenoilplantations.com ) and their affiliates (“Green Oil”) and the Company for the exclusive fully paid up license for fifty (50) years to utilize Green Oil’s licensed technologies and turnkey model for growing energy crops in North America, South America, Central America and the Caribbean. The Company formed Green Oil Plantations Americas, Inc., as the operating company for this exclusive license. The company has not received the due diligence necessary to utilize the license and therefore considers the license worthless. The Company has recorded a 100% impairment loss of $240,795 as of November 30, 2012.

On August 1, 2011, the SEC declared our S-1 effective.

On April 5, 2012, the Company received notice from The Depository Trust Company "DTC" of the eligibility effective immediately of its common shares for electronic trading under the OTCQB trading symbol " BOPO. "

On May 12, 2012 the Company formed FTZ Energy Exchange Inc., a 100% wholly-owned subsidiary for the future development of an energy exchange.

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

The process can also convert human waste which is reduced from the conversion of it to ethanol and CO 2 . Once commercialized, BioPower believes that the process will allow sewage treatment plants to reduce or entirely eliminate their sludge volumes and create saleable Class A fertilizer in lieu of delivering pressed sludge to a landfill in an environmentally unsound method. The process allows farmers to utilize the bacteria free solids to be sold and utilized as an environmentally safe soil amendment or fertilizer. Savings result from less energy used in the processing of sludge, elimination of the hauling costs of treated sludge, and the added profit from ethanol and fertilizer sales. Water utilized in the fermentation stage is recycled back into the process minimizing waste streams from the process.

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

The Company is controlled by its officers and directors and new investors will not have any voice in our management, which could result in decisions adverse to them .

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

Our Articles of Incorporation authorize the issuance of 500,000,000 Common Shares with par value of $0.0001 per share and 10,000 shares of Preferred Stock with par value of $1.00 per share. The future issuance of our authorized Common Shares and Preferred Stock, to the extent that it is convertible into shares of common stock, may result in substantial dilution in the percentage of our Common Shares held by our then existing stockholders.   The issuance of Common Shares in the future for cash, future services or acquisitions or other corporate actions may have the effect of diluting the value of the Common Shares held by our investors, and might have an adverse effect on any trading market for our Common Shares .

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

There is no established trading market for our securities and purchasers of our securities may have difficulty selling their shares .

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

The elimination of monetary liability against the Company’s directors, officers and employees under Nevada law and the existence of indemnification rights to the Company’s directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against the Company’s directors, officers and employees .

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results . We know of no pending proceedings to which any director, member of senior management, or affiliate is either a party adverse to us.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this 10-K/A that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934.  In  some  cases, you can  identify  forward-looking statements by terminology such  as "may",  "should", "intends", "expects", "plans", "anticipates", "believes",  "estimates", "predicts", "potential", or  "continue"  or  the  negative of  these  terms  or  other  comparable terminology.  We intend that such forward-looking statements be subject to the safe harbors for such statements.  We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Any forward-looking statements represent management’s best judgment as to what may occur in the future.  However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

On August 1, 2011, our S-1 was approved by the Securities and Exchange Commission. On October 3, 2011, we closed the S-1.

On April 5, 2012, the Company received notice from The Depository Trust Company "DTC" of the eligibility effective immediately of its common shares for electronic trading under the OTCQB trading symbol " BOPO. "

On May 12, 2012 we incorporated FTZ Energy Exchange Corporation, a 100% wholly-owned subsidiary for the future development of an energy exchange.

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

The process can also convert human waste which is reduced from the conversion of it to ethanol and CO 2 . Once commercialized, BioPower believes that the process will allow sewage treatment plants to potentially reduce or significantly eliminate their sludge volumes and create saleable Class A fertilizer in lieu of delivering pressed sludge to a landfill in an environmentally unsound method. The process allows farmers to utilize the bacteria free solids to be sold and utilized as an environmentally safe soil amendment or fertilizer. The process can also convert human waste which is reduced from the conversion of it to ethanol and CO 2 .

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

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income. Other expense for the year ended November 30, 2012 was $353,149 compared to other expense of $4,050 for the same period last year. The increase in other expense from 2011 of $349,099 is the result of consulting revenue of $63,571, loss on the sale of securities of $118,640, loss on impairment of $240,795, interest expense of $120,453 and loan cost of $6,250 in 2012 as compared to interest expense of $4,050 in 2011.

Net Loss and Net Loss per Share. Net loss for the year ended November 30, 2012 was $1,274,448, compared to $968,655 for the same period in 2011, for an increased net loss of $305,793 (31.5%). Net loss per share for the year ended November 30, 2012 was $0.01 compared to $0.01 in the same period for 2011, based on the weighted average shares outstanding of 90,280,000 and 78,142,274, respectively. The decreased net loss for the year ended November 30, 2012 compared to the same period in 2011 arose from the following: (i) non-operating consulting revenues of $63,571, (ii) an increase in professional fees of $24,732 (iii) decreased travel and related expenses of $18,602, and (iv) a decrease in miscellaneous expenses if $45,089 offset partially by (i) increased wage and wage related costs of $16,195, (ii) increased insurance costs of $25,444, (iii) increased rent costs of $14,686, and (iv) increased depreciation and amortization expense of $2,900.

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

In connection with this evaluation, management identified a material weakness in the Company’s internal controls as of November 30, 2012. Specifically, the lack of technical resources to apply accounting requirements as they relate to non-routine and highly complex transactions, resulted in restatements to our financial statements as previously filed on Form 10-Q for the periods ended February 29, May 31 and August 31, 2012. The adjustments related to the recognition of consulting services revenue, common stock authorized but not issued and loan cost in connection with a third party loan arrangement.

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

Changes in Internal Controls over Financial Reporting

Other than the material weakness that was identified and remediated, there have not been any significant changes in our internal control over financial reporting during the fiscal year ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weakness associated with the financial reporting relating to the recognition of consulting services revenue, common stock authorized but issued and loan costs discussed above was subsequently identified and resulted in remediation activities subsequent to the filing of the November 30, 2012 Form 10-K.

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

Robert Kohn, CEO and Chief Executive Officer, Director and Co-Founder

Mr. Kohn has been a director and officer of BioPower Corporation of Florida since September 13, 2010, and has been integrally involved in the formation and development of this business. At present, this role requires 100% of his time. From July 2009 until September 2010, Mr. Kohn was the Chief Financial Officer of Proteonomix, Inc., a public company involved in stem cell research. Mr. Kohn from November 2009 to September 2010 had also been a consultant to Clenergen Corporation, a reporting issuer and was also a board member until January 25, 2011. From 2006 to 2008, Mr. Kohn was the CEO and CFO of Global Realty Development Corp. and was hired to liquidate multiple Australian real estate development companies, which he accomplished. From 1999 – 2002, Mr. Kohn was the co-founder and CEO of AssetTrade which today is GoIndustry with approximately 1,300 employees in 20 countries. From 1996 to 1999 Mr. Kohn was President of Entrade (“energy trading”), a subsidiary of Exelon Corporation, one of the largest electric utilities in the United States. Mr. Kohn has a B.B.A. in accounting from Temple University and is a C.P.A. and formerly a tax consultant with Deloitte Touche.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information concerning beneficial ownership of our capital stock as of January 12, 2012 by:

£	each stockholder, or group of affiliated stockholders, who owns more than 5% of our outstanding capital stock;

£	each of our named executive officers;

£	each of our directors; and

£	all of our directors and executive officers as a group.

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

PART IV

ITEM 15. EXHIBITS

EXHIBITS

Number	Description

3.1	Articles of Incorporation	Previously filed(1)

3.1(a)	Amendment to Articles of Incorporation	Previously filed(1)

3.1(b)	Certificate of Designation of the Rights, Preferences and Privileges Of Series A Preferred Stock of BioPower Operations Corporation	Previously filed(1)

3.2	Bylaws	Previously filed(1)

4.1	Specimen of Stock Certificate	Previously filed(1)

5.1	Legal Opinion & Consent of Attorney	Previously Filed (6)

10.1	Employment Agreement between Robert Kohn and the Company dated January 5, 2011.	Previously filed(1)

10.2	Employment Agreement between Bonnie Nelson and the Company dated January 5, 2011.	Previously filed(1)

10.3	Employment Agreement between Dale Shepherd and the Company dated January 5, 2011.	Previously filed(1)

10.4	Lock-Up Agreement between the Company and the Ford Irrevocable Trust, dated January 18, 2011	Previously filed(2)

10.5	Lock-Up Agreement between the Company and the Fox Irrevocable Trust, dated January 18, 2011	Previously filed(2)

10.6	Exclusive License Agreement between Clenergen Corporation and BioPower Corporation, dated November 30, 2010	Previously filed(5)

10.7	Form of Subscription Agreement for Offering	Previously filed(2)

10.8	Exclusive Fully Paid Up License Agreement between Green Oil Plantations LTD. and BioPower Operations Corporation	Previously filed (4)

10.9	Warrant to Purchase 1,000,000 shares of Common Stock of BioPower Operations Corporation, dated January 11, 2011	Previously filed(2)

10.10	Lock-Up Agreement between the Company and Robert Kohn, dated January 18, 2011	Previously filed(2)

10.11	Lock-Up Agreement between the Company and Janet Kohn, dated January 18, 2011	Previously filed(2)

10.12	Lock-Up Agreement between the Company and Noslen, LLC, dated January 31, 2011	Previously filed(2)

10.13	Lock-Up Agreement between the Company and LB Persistence, LLC, dated January 31, 2011	Previously filed(2)

10.14	Lock-Up Agreement between the Company and the David B. Cohen 2011 Irrevocable Trust, dated January 31, 2011	Previously filed(2)

10.15	Lock-Up Agreement between the Company and the Cohen Family 2011 Irrevocable Trust, dated January 31, 2011	Previously filed(2)

10.16	Lock-Up Agreement between the Company and E10ST LLC, dated January 31, 2011	Previously filed(2)

10.17	Lock-Up Agreement between the Company and the Jessica Leopold Irrevocable Trust, dated January 31, 2011	Previously filed(2)

10.18	Lock-Up Agreement between the Company and Green Oil Plantations, Ltd, dated March 9, 2011	Previously filed(2)

10.19	Lock-Up Agreement between the Company and Dale Shepherd, dated January 23, 2011	Previously filed(2)

10.20	Lock-Up Agreement between the Company and Riskless Partners, LLC, dated January 18, 2011	Previously filed(2)

10.21	Lock-Up Agreement between the Company and TipTop Irrevocable Trust, dated January 19, 2011	Previously filed(2)

10.22	Amended Exclusive License Agreement between Clenergen Corporation and BioPower Corporation, dated March 9, 2011	Previously filed(2)

10.23	Demand Note, dated November 30, 2010, issued to Mr. Robert Kohn	Previously filed (4)

10.24	Demand Note, dated November 30, 2010, issued to Ms. Bonnie Nelson	Previously filed (4)

10.25	Sublease, dated March 18, 2011 between the Company and Carlson Wagonlit Travel, Inc.	Previously filed (5)

10.26	Amended Exclusive License Agreement between Clenergen Corporation and BioPower Corporation, dated March 9, 2011	Previously filed (4)

10.28	Quture Advisory Agreement dated February 13, 2012 (7)

21.1	List of Subsidiaries	Previously filed(2)

23.1	Consent of Independent Registered Public Accounting Firm	Previously Filed (6)

23.2	Consent of Gersten Savage LLP (included in Exhibit 5.1)	Previously Filed (6)

31.1	Certification of Principal Executive Officer/Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T

Footnotes:

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-172139) filed with the SEC on February 09, 2011.

(2)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated March 16, 2011.

(3)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated April 8, 2011.

(4)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated April 29, 2011.

(5)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated May 18, 2011.

(6)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated July 21, 2011.

(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 17, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOPOWER OPERATIONS CORPORATION.

Date: August 20, 2013	By:	/s/ Robert Kohn
Robert Kohn
Chief Executive Officer, Chief Financial Officer, Director (principal executive officer and principal financial officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name and Title	Date

/s/ Robert Kohn	August 20, 2013
Robert Kohn
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Robert Kohn	August 20, 2013
Robert Kohn
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Financial Statements

November 30, 2012 and 2011

CONTENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-3

Balance Sheets – As of November 30, 2012 (Consolidated) and November 30, 2011	F-4

Statements of Operations and accumulated other comprehensive loss – Year Ended November 30, 2012 (Consolidated), from September 13, 2010 (Inception) to November 30, 2011, and from September 13, 2010 (Inception) to November 30, 2012 (Consolidated)	F-5

Statement of Stockholders’ Deficit – From September 13, 2010 (Inception) to November 30, 2012 (Consolidated)	F-6

Statements of Cash Flows – Year Ended November 30, 2012 (Consolidated), from September 13, 2010 (Inception) to November 30, 2011, and from September 13, 2010 (Inception) to November 30, 2012 (Consolidated)	F-7

Notes to Consolidated Financial Statements (restated)	F-8

F- 2

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has a net loss of $1,274,448 and net cash used in operations of $242,190 for the year ended November 30, 2012. The Company also has a working capital deficit of $1,483,467 and a stockholders’ deficit of $1,478,046 at November 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Boca Raton, Florida

March 15, 2013

F- 3

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

F- 4

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

F- 5

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders' Deficit

From September 13, 2010 (Inception) to November 30, 2012

	Preferred Stock, $1 Par Value		Common Stock, $0.0001 Par Value		Additional Paid In	Deficit Accumulated during Development	Accumulated Other Comprehensive	Total Stockholder's
	Shares	Amount	Shares	Amount	Capital	Stage	Loss	Deficit

Issuance of common stock - founders ($0.0001)	-	$-	10,000	$1	$-	$-	$-	$1

Net loss - September 13, 2010 (Inception) to November 30, 2010	-	-	-	-	-	(1,334)		(1,334)

Balance - November 30, 2010	-	-	10,000	1	-	(1,334)	-	(1,333)

Cancellation of common stock - founders	-	-	(10,000)	(1)	-	-	-	(1)
								-
Issuance of preferred stock - founders ($1/share)	1	1	-	-	-	-	-	1
								-
Issuance of common stock - founders ($0.0001/share)	-	-	32,500,000	3,250	-	-	-	3,250
								-
Issuance of common stock - related parties ($0.0001/share)	-	-	12,300,000	1,230	-	-	-	1,230
								-
Issuance of common stock ($0.0001/share)	-	-	39,100,000	3,910	-	-	-	3,910
								-
Issuance of common stock ($0.25/share)	-	-	1,200,000	120	299,880	-	-	300,000
								-
Issuance of common stock ($0.50/share)	-	-	30,000	3	14,997	-	-	15,000
								-
Issuance of common stock for services rendered ($0.012/share)	-	-	4,150,000	415	49,585	-	-	50,000
								-
Issuance of common stock for license ($0.25/share)	-	-	1,000,000	100	249,900	-	-	250,000
								-
Warrants issued for services rendered	-	-	-	-	60,800	-	-	60,800
								-
Debt discount - related party	-	-	-	-	30,000	-	-	30,000

Net loss for the year ended November 30, 2011	-	-	-	-	-	(968,655)	-	(968,655)

Balance - November 30, 2011	1	1	90,280,000	9,028	705,162	(969,989)	-	(255,798)

Debt discount	-	-	-	-	50,000	-	-	50,000

Debt Discount - related party	-	-	-	-	40,000	-	-	40,000

Unrealized loss on available-for-sale marketable securities	-	-	-	-	-	-	(37,800)	(37,800)

Net loss for the year ended November 30, 2012	-	-	-	-	-	(1,274,448)	-	(1,274,448)

Balance - November 30, 2012	1	$1	90,280,000	$9,028	$795,162	$(2,244,437)	$(37,800)	$(1,478,046)

See accompanying notes to consolidated financial statements

F- 6

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended November 30,			September 13, 2010 (Inception) to November
	2012	2011		30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,274,448)		$(968,655)	$(2,244,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of license	5,000		4,205	9,205
Impairment of license	240,795		-	240,795
Depreciation	5,552		3,447	8,999
Amortization of debt discount	116,429		3,571	120,000
Loan cost	6,250		-	6,250
Stock issued for services rendered	-		50,000	5 0,000
Warrants issued for services rendered	-		60,800	60,800
Available-for-sale securities received as consideration for consulting revenue	(120,000)		-	(120,000)
Gain on settlement of consulting revenue receivable	(133,500)		-	(133,500)
Loss on sale of available-for-sale marketable securities	118,640		-	118,640
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Prepaid expenses	5,672		(6,354)	(682)
Security deposit	-		(11,660)	(11,660)
Increase/(Decrease) in:
Accounts payable and accrued liabilities	325,811		87,245	413,586
Accounts payable and accrued liabilities - related party	296,680		458,685	755,365
Common stock payable for services rendered	108,500		-	108,500
Deferred revenue	56,429		-	56,429
Net Cash Used In Operating Activities	(242,190)		(318,716)	(561,710)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available-for-sale securities	52,560		-	52,560
Purchase of equipment	-		(27,760)	(27,760)
Net Cash Provided By (Used In) Investing Activities	52,560		(27,760)	24,800

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	5 0,000		-	50,000
Proceeds from convertible debt - related party	40,000		30,000	70,000
Proceeds from notes payable - related parties	42,092		2,954	65,973
Proceeds from notes payable	20,800		-	20,800
Repayment of notes payable - related parties	(1,417)		(23,881)	(25,298)
Repayment of notes payable	(1,000)		-	(1,000)
Proceeds from issuance of preferred stock	-		1	1
Proceeds from issuance of common stock to be issued	50,000		323,389	373,390
Net Cash Provided By Financing Activities	200,475		332,463	553,866

Net Increase (Decrease) in Cash	10,845		(14,013)	16,956

Cash - Beginning of Year/Period	6,111		20,124	-

Cash - End of Year/Period	$16,956		$6,111	$16,956

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-		$-	$-
Interest	$-		$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for license	$-		$250,000	$250,000
Debt discount recorded on convertible debt	$50,000		$-	$50,000
Debt discount recorded on convertible debt - related party	$40,000		$30,000	$70,000
Conversion of convertible debt to common Stock Payable	$50,000	$		$50,000
Reclassification of related party note to third party note payable	$70,000		$-	$70,000
Cancellation of common stock - founders	$-		$1	$1

See accompanying notes to consolidated financial statements

F- 7

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

Note 2 Restatement of Previously Issued 2012 Quarterly Financial Statements

The Audit Committee of the Company’s Board of Directors previously determined that that Company’s unaudited interim consolidated financial statements for the quarters ended February 29, May 31, and August 31, 2012 (“Relevant Periods”) should no longer be relied upon. The Company filed amendments to its quarterly reports on Form 10-Q for the Relevant Periods on August 12, 2013 as a result of management’s determination that the Company’s accounting treatment pertaining to (a) revenue recognition on its non-operating consulting advisory agreement executed in February 2012, (b) common stock authorized but not issued and (c) the loan cost in connection with a third party loan arrangement should be modified. Additionally, management included disclosure of the impact of the restatements in a footnote for the affected periods in the Forms 10-Q for the quarters ended February 28, 2013, May 31, 2013 and August 13, 2013. The consolidated financial statements for the year ended November 30, 2012 do not require restatement.

Note 3 Summary of Significant Accounting Policies

Principles of Consolidation

All inter-company accounts and transactions have been eliminated in consolidation.

F- 8

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

During 2012, the Company sold 10,000,000 shares of their AFS securities, having a cost basis of $169,000 (0.0169/share), for proceeds of $52,560, resulting in a loss on sale of $116,440. In addition, the Company was required to pay 500,000 shares in AFS securities, having a cost basis of $8,450 and FMV of $6,250 as a collection fee, which resulted in an additional loss of $2,200. See Note 13.

F- 9

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

F- 10

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

Intangible Assets

Identifiable intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of potential impairment exist. See Notes 9(c) and 10.

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

F- 11

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

The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period . If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

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

F- 12

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

Also see Note 8.

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

F- 13

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

Deferred Revenue

Deferred revenue represents revenues that were received, but not earned as of November 30, 2012. This is composed of revenues for advisory fees that were received in advance and will be recorded as revenue when earned over the term of the consulting agreement. See Note 13.

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

F- 14

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2012 and 2011

Note 6 Income Taxes

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

F- 15

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

Note 7 Notes Payable – Related Parties

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

During October 2011, the Company's former President/Chief Operating Officer, advanced $25,000. The loan bears interest at 4%, is unsecured and due on demand. The lender may convert the loan into 100,000 restricted shares of the Company at $0.25 per share. The Company has determined that this is conventional convertible debt, with a BCF. See Note 8(C). As of November 30, 2012, this loan has been reflected as on demand payable to a third party given the individual has resigned from his position as of August of 2012 and has made a demand for payment. Given the Company’s inability to repay the note, the note is currently in default.

During November 2011, the Company's former President/Chief Operating Officer until August 2012, advanced $5,000. The loan bears interest at 4%, is unsecured and due on demand. The lender may convert the loan into 20,000 restricted shares of the Company at $0.25 per share. The Company has determined that this is conventional convertible debt, with a BCF. See Note 8(C) As of November 30, 2012, this loan has been reflected on demand payable to a third party given the individual has resigned from his position as of August of 2012 and has made a demand for payment. Given the Company’s inability to repay the note, the note is currently in default.

As of November 30, 2011, the Company owed $479 in accrued interest, which has been recorded as a component of accounts payable and accrued expenses.

F- 16

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

F- 17

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2012 and 2011

Note 8 Notes Payable and Convertible Debt

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

During April 2012 and May 2012, a third party investor advanced $50,000 due on July 31, 2012. The loan bears interest at 4% and is unsecured. The lender may convert the loan into 200,000 restricted shares of the Company at $0.25 per share. On July 31, 2012, the notes maturity dates were extended until November 30, 2012. On October 18, 2012, the third party investor converted the above $50,000 loan into 200,000 restricted shares of the Company's common stock at $0.25/share. See Note 8(C). As of November 30, 2012, the 200,000 shares have not been issued and are included in common stock payable.

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

F- 18

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

(1) See Note 9(C)

(2) In connection with the stock issued for services rendered, the Company determined fair value based upon the value of the services provided, which was the most readily available evidence.

During the year ended November 30, 2012, the Company authorized for issuance the following shares for cash and services:

Type	Quantity	Valuation	Range of Value per share
Cash	200,000	$50,000	$0.25
Services rendered – related parties	50,000	11,000	0.22
Services rendered	150,000	97,500	0.65
Debt Conversion	200,000	50,000	0.25
Total (3)	600,000	$208,500	$ 0.22-0.65

(3) The 600,000 shares are recorded as a current liability, common stock payable because they have not been issued. Given these shares have not been issued, they are not included in earnings per share for the year ended November 30, 2012.

(C) Stock issued for license

In connection with the license agreement, the following occurred:

F- 19

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

F- 20

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

Note 10 Related Party Transactions

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

Note 11 Formation of Subsidiaries

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

F- 21

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

Note 12 Commitments and Contingencies

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

F- 22

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

Note 13 Other Income - Consulting Revenue

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

Note 14 License Agreement

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

F- 23

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2012 and 2011

Note 15 Fair Value of Financial Assets and Liabilities

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

F- 24

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

Note 16 Subsequent Events

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

F- 25