Form 10-Q/A
period 2013-02-28
Biopower Operations Corp
filed 2013-08-21
CIK 1510832

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Issuer’s telephone number, including area code: (954) 202 6660

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Amendment No. 1”) of BioPower Operations Corporation. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2013 (the “Original Filing”), which was filed with the Securities and Exchange Commission on April 15, 2013. The Company is filing this Amendment No. 1 to provide corrected exhibits 31.1 and 32.1 in reference to SEC Comment Letter dated July 8, 2013 question number 4 requesting changes in information provided for the exhibits.

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

BioPower Operations Corporation

Date: August 21, 2013	By:	/s/ Robert D. Kohn
Robert Kohn
Chief Executive Officer, Chief
Financial Officer and Director
(principal executive officer and
principal financial officer)