Form 10-Q
period 2013-08-31
Biopower Operations Corp
filed 2013-10-21
CIK 1510832

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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
As of October 21, 2013, the registrant had 18,056,007 shares of common stock, par value $0.0001 per share, outstanding.

BIOPOWER OPERATIONS CORPORATION
(A Developmental Stage Company)

CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4.	CONTROLS AND PROCEDURES	23

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	23

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23

ITEM 3.	DEFAULT UPON SENIOR SECURITIES	24

ITEM 4.	MINE SAFETY DISCLOSURES	25

ITEM 5.	OTHER INFORMATION	25

ITEM 6.	EXHIBITS	25

SIGNATURES		26

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act

CONTENTS

Page

Consolidated Balance Sheets as of August 31, 2013 (unaudited) and November 30, 2012	4

Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended August 31, 2013 and 2012, and from September 13, 2010 (Inception) to August 31, 2013 (unaudited)	5

Consolidated Statement of Stockholders’ Deficit for the nine months ended August 31, 2013 (unaudited)	6

Consolidated Statements of Cash Flows for the nine months ended August 31, 2013 and 2012, and from September 13, 2010 (Inception) to August 31, 2013 (unaudited)	7

Notes to Consolidated Financial Statements (unaudited)	9 - 17

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	August 31, 2013	November 30, 2012
	(Unaudited)

Assets
Current Assets
Cash	$50,583	$16,956
Accounts receivable	25,389	-
Available-for-sale securities	-	38,250
Prepaid expenses	8,419	682
Total Current Assets	84,391	55,888

Equipment - net	14,334	18,761
Security deposit	22,853	11,660
	37,187	30,421

Total Assets	$121,578	$86,309

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$476,688	$413,586
Accounts payable and accrued expenses - related parties	938,551	755,365
Common stock payable	841,163	208,500
Notes payable	88,000	89,800
Notes payable - related parties	175	40,675
Deferred revenue	-	31,429
Total Current Liabilities	2,344,577	1,539,355

Long-Term Liabilities
Deferred revenue	-	25,000
Total Long-Term Liabilities	-	25,000

Total Liabilities	2,344,577	1,564,355

Stockholders' Deficit
Preferred stock, $1 par value; 10,000 shares authorized; 1 share issued and outstanding	1	1
Common stock, $0.0001 par value, 100,000,000 shares authorized; 18,056,007 shares issued and outstanding	1,806	1,806
Additional paid-in capital	887,384	802,384
Deficit accumulated during the development stage	(3,112,190)	(2,244,437)
Other comprehensive loss	-	(37,800)
Total Stockholders' Deficit	(2,222,999)	(1,478,046)

Total Liabilities and Stockholders' Deficit	$121,578	$86,309

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,		September 13, 2010 (Inception) to
	2013	2012	2013	2012	August 31, 2013

General and administrative expenses	$351,326	$247,790	$753,469	$800,641	$2,704,278

Other income (expense)
Interest expense	(942)	(34,546)	(30,809)	(119,074)	(154,874)
Interest expense - related party	1	(343)	(807)	(545)	(1,756)
Loss on settlement of debt and accrued expenses	(190,921)	-	(190,921)		(190,921)
Loss on impairment of available-for-sale securities	-	-	(76,050)	-	(76,050)
Loss on sale of available-for-sale marketable securities	-	(32,038)	-	(32,038)	(118,640)
Loan cost	-	(6,250)	-	(6,250)	(6,250)
Loss on impairment of license	-	-	-	-	(240,795)
Gain on settlement of consulting revenue receivable	-	-	-	133,500	133,500
Consulting revenue	168,674	20,000	354,967	43,571	418,538
Consulting expense	(87,217)	-	(170,664)	-	(170,664)
Total other income (expense) - net	(110,405)	(53,177)	(114,284)	19,164	(407,912)

Net loss	$(461,731)	$(300,967)	$(867,753)	$(781,477)

Net loss per common share - basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.04)

Weighted average number of common shares
outstanding during the period - basic and diluted	18,056,007	18,056,007	18,056,007	18,062,422

Comprehensive loss
Net loss	$(461,731)	$(300,967)	$(867,753)	$(781,477)	$(3,112,190)
Unrealized loss on available-for-sale marketable securities	-	(101,204)	-	(132,704)	(37,800)
Reclassification adjustment due to impairment on available-for-sale securities	-	-	37,800	-	37,800
Comprehensive loss	$(461,731)	$(402,171)	$(829,953)	$(914,181)	$(3,112,190)

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
For the Nine Months Ended August 31, 2013
(Unaudited)

						Deficit
						Accumulated	Accumulated
	Preferred Stock,		Common Stock,		Additional	during	Other	Total
	$1 Par Value		$0.0001 Par Value		Paid In	Development	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Loss	Deficit

Balance - November 30, 2012	1	$1	18,056,007	$1,806	$802,384	$(2,244,437)	$(37,800)	$(1,478,046)

Debt discount	-	-	-	-	25,000	-	-	25,000
Reclassification adjustment due to impairment on available-for-sale securities	-	-	-	-	-	-	37,800	37,800
Stock-based compensation expense	-	-	-	-	60,000	-	-	60,000
Net loss	-	-	-	-	-	(867,753)	-	(867,753)
Balance - August 31, 2013	1	$1	18,056,007	$1,806	$887,384	$(3,112,190)	$-	$(2,222,999)

 See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended August 31,		September 13, 2010 (Inception) to
	2013	2012	August 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(867,753)	$(781,477)	$(3,112,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of license	-	3,768	9,205
Loss on impairment of license	-	-	240,795
Loss on impairment of marketable securities	76,050	-	76,050
Loss on settlement of debt and accrued expenses	190,921	-	190,921
Loss on sale of available-for-sale marketable securities	-	32,038	118,640
Stock-based compensation expense	60,000	-	60,000
Depreciation	4,427	4,172	13,426
Amortization of debt discount	25,000	116,429	145,000
Loan cost	-	6,250	6,250
Amortization of stock to be issued for services rendered	51,333	-	101,333
Warrants issued for services rendered	-	-	60,800
Available-for-sale securities received as consideration for consulting revenue	-	(120,000)	(120,000)
Gain on settlement of consulting revenue receivable	-	(133,500)	(133,500)
Changes in operating assets and liabilities:
Accounts receivable	(25,389)	-	(25,389)
Prepaid expenses	(11,070)	267	(11,752)
Security deposit	(11,193)	-	(22,853)
Accounts payable and accrued expenses	67,494	157,597	481,080
Accounts payable and accrued expenses - related parties	310,830	321,971	1,066,195
Common stock payable for services rendered	-	108,500	108,500
Deferred revenue	(56,429)	76,429	-
Net Cash Used In Operating Activities	(185,779)	(207,556)	(747,489)

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Continued)
(Unaudited)

	Nine Months Ended August 31,		September 13, 2010 (Inception) to
	2013	2012	August 31, 2013
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available-for-sale securities	-	11,330	52,560
Purchase of equipment	-	-	(27,760)
Net Cash Provided By Investing Activities	-	11,330	24,800

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	25,000	90,000	75,000
Proceeds from convertible debt - related party	-	-	70,000
Proceeds from notes payable - related parties	-	42,092	65,973
Proceeds from notes payable	181,506	12,000	202,306
Repayment of notes payable - related parties	-	-	(25,298)
Repayment of notes payable	-	-	(1,000)
Proceeds from issuance of preferred stock	-	-	1
Proceeds from issuance of common stock	-	-	323,390
Proceeds from common stock to be issued	12,900	50,200	62,900
Net Cash Provided By Financing Activities	219,406	194,292	773,272

Net Increase (Decrease) in Cash	33,627	(1,934)	50,583

Cash - Beginning of Period	16,956	6,111	-

Cash - End of Period	$50,583	$4,177	$50,583

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for license	$-	$-	$250,000
Common stock to be issued for services rendered	$48,000	$-	$48,000
Common stock to be issued for conversion of debt and accrued expenses	$29,392	$-	$29,392
Common stock to be issued for conversion of debt and accrued expenses - related party	$127,644	$-	$127,644
Common stock to be issued for conversion of notes payable	$183,306	$-	$183,306
Common stock to be issued for conversion of notes payable - related party	$40,500	$-	$40,500
Debt discount recorded on convertible debt	$25,000	$90,000	$75,000
Debt discount recorded on convertible debt - related party	$-	$-	$70,000
Conversion of convertible debt to common stock payable	$-	$-	$50,000
Reclassification from convertible debt to notes payable	$-	$-	$70,000
Cancellation of common stock - founders	$-	$-	$1

See accompanying notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2013
Unaudited

Note 1. Basis of Presentation

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

The accompanying unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2012 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended November 30, 2012 and 2011. The financial information as of November 30, 2012 is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended November 30, 2012. The interim results for the three and nine months ended August 31, 2013 are not necessarily indicative of the results to be expected for the year ending November 30, 2013 or for any future interim periods.

Reverse Stock Split

On August 6, 2013, the Company effected a 1-for-5 reverse stock split of its common stock (“Reverse Split”). As a result of the Reverse Split, every five shares of the common stock of the Company were combined into one share of common stock. Immediately after the September 4, 2013 effective date, the Company had 18,056,007 shares of common stock issued and outstanding. All share and per share amounts have been retroactively restated to reflect the Reverse Split. Effective at the same time as the Reverse Split, the authorized number of shares of our common stock was proportionately decreased from 500,000,000 shares to 100,000,000 shares. The par value remained the same.

Note 2. Nature of Operations and Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements include the accounts of BioPower and its wholly-owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Development Stage

The Company is a development stage company and has primarily generated revenues from a consulting agreement and from revenues earned from the testing phase in connection with the Testing Services Agreement in Paraguay (see Note 10). Revenues recognized to date are not indicative of future expected revenues, once the Company begins marketing its fertilizer related products and bio oils to customers.

The Company's unaudited interim consolidated financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include negotiating distribution agreements and marketing the territory for distribution outlets for its fertilizer related products and bio oils. The Company, while seeking to implement its business plan, will look to obtain additional debt and/or equity related funding opportunities. The Company has not generated any revenues from its planned and principal operations since inception.

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
August 31, 2013
Unaudited

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

Marketable securities are composed of available-for-sale securities and are reported at fair value. Realized gains and losses on sales of investments are recognized in net income on the specific identification basis. Changes in the fair values of securities that are considered temporary are recorded as unrealized gains and losses in accumulated other comprehensive income (loss) within stockholders’ equity. Other-than-temporary declines in market value from original cost are reflected in operating income in the period in which the unrealized losses are deemed other than temporary. In order to determine whether other-than-temporary declines in market value have occurred, the duration of the decline in value and the Company’s ability to hold the investment are considered in conjunction with an evaluation of the strength of the underlying collateral and the extent to which the investment’s amortized cost or cost, as appropriate, exceeds its related market value. The Company undertook a review of the value of its available-for-sale securities and determined that the value of its securities had been impaired. Accordingly, the Company recorded an impairment charge of $76,050 in the accompanying unaudited consolidated statement of operations during the nine months ended August 31, 2013. The impairment results from the Company’s inability to obtain the underlying shares of common stock from its escrow agent, as the escrow agent has refused to release these shares to the Company (see Note 9).

The following table summarizes marketable securities held at August 31, 2013 and November 30, 2012, all of which are classified as available-for-sale:

	Cost	Impairment Charge	Fair Value
August 31, 2013
Common stock	$76,050	$76,050	$-
Total available-for-sale securities	$76,050	$76,050	$-

	Cost	Unrealized Loss	Fair Value
November 30, 2012
Common stock	$76,050	$37,800	$38,250
Total available-for-sale securities	$76,050	$37,800	$38,250

The Company did not realize any gains and/or losses on sales of investments during the three and nine months ended August 31, 2013. During the three and nine months ended August 31, 2012, the Company sold 2,436,000 shares of its available-for-sale securities, for proceeds of $11,330, resulting in a loss on sale of $29,838. In addition, the Company was required to pay 500,000 shares in available-for-sale securities, having a cost basis of $8,450 and a fair market value of $6,250 as a loan collection fee, which resulted in an additional loss of $2,200 (see Note 11).

The Company did not recognize any dividend or interest income during the three and nine months ended August 31, 2013 and 2012. The Company has a 100% concentration in one publicly traded stock.

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2013
Unaudited

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

The computation of basic and diluted loss per share for the three and nine months ended August 31, 2013 and 2012, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	August 31,
	2013	2012
Convertible debt ($120,000 at $1.25 per share)	-	96,000
Common stock payable	6,773,617	80,000
Total common stock equivalents	6,773,617	176,000

Customer Concentration

During the three months ended August 31, 2013, one customer accounted for 96% of consulting revenue. During the nine months ended August 31, 2013, two customers accounted for 82% and 16%, respectively, of consulting revenue. During the three and nine months ended August 31, 2012, one customer accounted for 100% of consulting revenue. At August 31, 2013, all accounts receivable are with one customer.

Recent Accounting Pronouncements

There are no new accounting pronouncements that are expected to have any material impact on the Company’s consolidated financial statements.

Note 3. Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $867,753 and net cash used in operations of $185,779 for the nine months ended August 31, 2013. Additionally, the Company had a working capital deficit of $2,260,186 and a stockholders’ deficit of $2,222,999 at August 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2013
Unaudited

Note 4. Notes Payable and Convertible Debt

Notes payable consists of the following:

	Balance	Interest Rate	Maturity
Balance - November 30, 2012	$89,800
Borrowings	181,506	8%	Due on demand
Conversions of borrowings to equity	(183,306)
Balance - August 31, 2013	$88,000

On June 21, 2013, the Company issued two of its investors a total of 3,122,800 shares of its common stock in full satisfaction of notes payable, amounting to $183,306, along with accrued interest of $4,062.  On the date of conversion, the notes payable and accrued interest were valued at $281,052, or $0.09 per share, based on the closing price of the common stock. The Company recorded a loss on the settlement of debt and accrued expenses of $93,684 during the three months ended August 31, 2013 as a result of the conversion. As of August 31, 2013, the 3,122,800 shares have not been issued and are included in common stock payable.

Accrued interest at August 31, 2013 and November 30, 2012 amounted to $5,092 and $3,674, respectively, which is included as a component of accounts payable and accrued expenses. Interest expense on notes payable to third parties amounted to $942 and $1,214 for the three months ended August 31, 2013 and 2012, respectively, and $5,479 and $2,645 for the nine months ended August 31, 2013 and 2012, respectively.

Convertible debt consists of the following:

	Balance	Interest Rate	Maturity	Conversion Price
Balance - November 30, 2012	$-
Borrowings	25,000	4%	Due on demand	$0.25
Conversions of borrowings to equity	(25,000)
Balance - August 31, 2013	$-

In January 2013, a third party investor advanced $25,000. The lender could convert the loan into 100,000 restricted shares of the Company at $0.25 per share. The Company determined that the loan met the definition of a conventional convertible debt since the holder of the note could only realize the benefit of the conversion option by exercising it and receiving the entire amount of proceeds in a fixed number of shares or cash. The loan was deemed to have a beneficial conversion feature because the fair value of the stock exceeded the effective conversion price embedded in the loan on the commitment date. Accordingly, the Company recorded the value of the beneficial conversion feature, which was determined to be $25,000, as a discount to the loan and a corresponding increase to additional paid in capital. The amount was immediately recognized as interest expense since the loan is due on demand.

In order to induce the investor to convert his loan promptly, the Company reduced the conversion price to $0.06 per share, thereby increasing the number of shares issuable upon conversion to 416,667 shares. The carrying value of the loan on June 10, 2013, the date of conversion, was $25,000 and the closing price of the Company’s common stock on that date was $0.06 per share. The Company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options.” The Company determined the fair value of the securities issued in connection with the conversion to be $25,000 and the fair value of the securities issuable pursuant to the original terms of the loan agreement to be $6,000, thereby resulting in $19,000 of incremental consideration paid by the Company upon conversion of the note. In addition, the Company issued the lender 5,500 shares of its common stock in full satisfaction of accrued interest of $330 related to this note.  The Company recorded a loss on the settlement of debt and accrued expenses of $19,165 during the three months ended August 31, 2013 as a result of the conversion. As of August 31, 2013, the 422,167 shares have not been issued and are included in common stock payable.

Interest expense on convertible debt with third parties amounted to $0 and $330 for the three and nine months ended August 31, 2013 and 2012, respectively.

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2013
Unaudited

Note 5. Notes Payable – Related Parties

Notes payable – related parties consists of the following:

	Balance	Interest Rate	Maturity
Balance - November 30, 2012	$40,675
Conversions of borrowings to equity	(40,500)
Balance - August 31, 2013	$175	0%	Due on demand

On June 21, 2013, the Company issued its Chief Executive Officer 707,500 shares of its common stock in full satisfaction of his notes payable, amounting to $40,500, along with accrued interest of $1,950.  On the date of conversion, the notes payable and accrued interest were valued at $63,675, or $0.09 per share, based on the closing price of the common stock. The Company recorded a loss on the settlement of debt and accrued expenses of $21,225 during the three months ended August 31, 2013 as a result of the conversion.  As of August 31, 2013, the 707,500 shares have not been issued and are included in common stock payable.

Accrued interest at August 31, 2013 and November 30, 2012 amounted to $185 and $854, respectively, which is included as a component of accounts payable and accrued expenses – related parties. Interest expense on notes payable to related parties amounted to $(1) and $343 for the three months ended August 31, 2013 and 2012, respectively, and $807 and $545 for the nine months ended August 31, 2013 and 2012, respectively.

Note 6. Stockholders’ Deficit

(A)  Common Stock

The following represents the Company’s shares authorized for issuance as of August 31, 2013:

Type	Quantity	Valuation	Range of Value per share
Balance - November 30, 2012	120,000	$208,500	$1.10 – 3.25
Services rendered (1)	91,250	48,000	0.18 – 0.80
Cash	215,000	12,900	0.06
Debt and accrued expense conversions	3,544,967	325,547	0.06 – 0.09
Debt and accrued expense conversions – related parties	2,802,400	246,216	0.06 – 0.09
Balance – August 31, 2013 (2)	6,773,617	$841,163	$0.06 – 3.25

(1)	Fair value based upon the quoted closing market price of the Company’s common stock as of the authorized issuance date (date of grant).
(2)
The 6,773,617 shares are recorded as common stock payable because they have not been issued in connection with settling amounts due under contractual arrangements. Given these shares have not been issued, they are not included in earnings per share for the three and nine months ended August 31, 2013 and 2012.

(B)  Restricted Stock

On June 25, 2013, the Company’s Chief Executive Officer and Director of Business Strategy were each granted 2,000,000 shares of common stock in exchange for continuing to work without cash payment of their full salary and to convert accrued expenses and a note payable (see Notes 5 and 7). The shares will vest after one year of service and will not replace the Company’s obligation to pay the required salary over the next year. The fair value of the common stock at the date of grant was $0.09 per share based upon the closing market price on the date of grant. The aggregate grant date fair value of the awards amounted to $360,000, which will be recognized as compensation expense over the vesting period. The Company recorded $60,000 of compensation expense during the three months ended August 31, 2013 with respect to this award. Total unrecognized compensation expense related to unvested stock awards at August 31, 2013 amounts to $300,000 and is expected to be recognized over a weighted average period of 0.8 years.

On June 21, 2013, the Company granted 1,500,000 shares of common stock to a consultant for services to be provided over a twelve month period, commencing June 1, 2013. The shares will vest after one year of service. In addition, the Company will pay the consultant a fee of $7,500 per month, cash flow permitting, over the same twelve month period. Accrued consulting fees at August 31, 2013 amounted to $22,500 related to the cash portion of fees due, which is included as a component of accounts payable and accrued expenses. Consulting fee expense amounted to $22,500 for the three months ended August 31, 2013.

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2013
Unaudited

A summary of the restricted stock award activity for the nine months ended August 31, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Unvested - November 30, 2012	-	$-	-	$0
Granted	5,500,000	0.07
Vested	-	-
Unvested - August 31, 2013	5,500,000	$0.07	0.8	$0

Note 7. Related Party Transactions

The Company has separated accounts payable and accrued expenses on the balance sheet to reflect amounts due to related parties primarily consisting of officer compensation, health insurance, interest on notes and reimbursable expenses to officers for travel, meals and entertainment, vehicle and other related business expenses.

On June 12, 2013, the Company issued one of its directors 200,000 shares of its common stock in full satisfaction of director’s fees and consulting fees owed, amounting to $12,000.  On the date of conversion, the fair value of the Company’s common stock was $0.06 per share, based on the closing price of the common stock. As of August 31, 2013, the 200,000 shares have not been issued and are included in common stock payable.

On June 21, 2013, the Company issued its Chief Executive Officer 894,900 shares of its common stock in full satisfaction of amounts due to him for reimbursable expenses, amounting to $53,694.  On the date of conversion, the fair value of the Company’s common stock was $0.09 per share, based on the closing price of the common stock. The Company recorded a loss on the settlement of debt and accrued expenses of $26,847 during the three months ended August 31, 2013 as a result of the conversion.  As of August 31, 2013, the 894,900 shares have not been issued and are included in common stock payable.

On June 21, 2013, the Company issued its Director of Business Strategy 1,000,000 shares of its common stock in full satisfaction of amounts due to her for reimbursable expenses, amounting to $60,000.  On the date of conversion, the fair value of the Company’s common stock was $0.09 per share, based on the closing price of the common stock. The Company recorded a loss on the settlement of debt and accrued expenses of $30,000 during the three months ended August 31, 2013 as a result of the conversion.  As of August 31, 2013, the 1,000,000 shares have not been issued and are included in common stock payable.

Note 8. Commitments and Contingencies

Employment Agreements – Officers and Directors

As of August 31, 2013, the Company has employment agreements with certain executives and directors (two individuals) containing the following provisions:

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
August 31, 2013
Unaudited

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

Note 9. Revenue – other

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

During 2012, the Company received 15,000,000 shares of the public company for services to be rendered and sold 10,000,000 shares as noted above based upon the ability to obtain the 10,000,000 shares of free trading stock from the lender. The 15,000,000 shares is currently held in escrow, of which 4,500,000 shares was to be released to the Company and the balance of the 10,500,000 shares will be paid to the shareholder for the 10,000,000 shares borrowed and the 500,000 shares for the loan cost as noted above upon the shares becoming unrestricted. The Company does not have any rights to the 10,500,000 shares. The Company has not recorded any asset or liability for the shares held in escrow. In May 2013, the Company was notified by the escrow agent that it would not release the shares to the Company. The Company has determined the value of the 4,500,000 shares to be impaired and has recorded an impairment charge of $76,050 during the nine months ended August 31, 2013 (see Note 2). Management has determined not to take further action on this matter.

The contract had the following remaining payment terms:

⋅	$60,000 due on February 13, 2013; and
⋅	$60,000 due on February 13, 2014

As of August 31, 2013, the Company has not received the $60,000 due on February 13, 2013 under the contract. Collectability of this amount is not reasonably assured, therefore the Company has not recorded the related revenue, accounts receivable or deferred revenue associated with this amount as of August 31, 2013. Additionally, in May 2013, the Company was notified by the third party of its intent to terminate the agreement. Given this notification, the Company recognized the remaining portion of the deferred consulting revenue of $39,107 as consulting revenue in the accompanying statement of operations as of August 31, 2013.

Note 10. Testing Services Agreement

On July 2, 2013, the Company entered into agreements for the first stage of a project to develop a castor plantation and milling operation in the Republic of Paraguay with offshore entities (aka “Ambrosia” and “Developer”) for the testing and development of a project with up to $10,000,000 in financing upon certification of the castor yield effective. Under the terms of the Testing Services Agreement (the “TSA”), the Developer will provide the land, pay costs for the testing and pay the Company a monthly project management fee of $45,000 and reimbursement of expenses during the test period for subcontractors on the ground in Paraguay. The Company will provide project management testing services through the testing phase for up to 12 months until the successful certification of the yield from growing castor is proven, subject to material and adverse events. Once Ambrosia approves the project, then under the Castor Master Farm Management Services Agreement, the $10,000,000 to be invested from Ambrosia will go towards the development and operations of the first stage of the castor plantation and the building of the mill and its operations. The Company will earn 6% of the net income for ten years or have an option to become a 20% owner of the project. The Company began the initial test phase in Paraguay on March 20, 2013, and subject to the terms of the TSA, is entitled to project management fees. The Company recorded consulting revenue of $162,669 and $292,533 during the three and nine months ended August 31, 2013, respectively, in connection with services provided under the TSA.

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2013
Unaudited

Note 11. Investor Relations Agreement

On February 5, 2013, the Company entered into an investor relations agreement with a third party, pursuant to which the third party will provide certain investor relations services including, but not limited to, consulting and liaison services relating to the conception and implementation of its corporate and business development plan. The agreement is for a one-year term, commencing February 5, 2013 and is cancelable on a quarterly basis. In consideration for the services, the Company will issue 160,000 shares of common stock, to be delivered in four equal quarterly installments of 40,000 shares each. The first 40,000 shares were to be delivered upon execution of the agreement. In addition to the shares, the Company will pay the consultant $3,000 per month, in cash or stock, at the option of the Company. If the Company elects to pay the monthly fee in shares of the Company’s common stock, the number of shares to be issued will be calculated by dividing the fee owed by the closing price of the Company’s common stock.

On April 30, 2013, the Company entered into an amendment to the investor relations agreement, whereby the parties agreed to (i) amend the term of the agreement such that it would be a twelve month agreement commencing from April 8, 2013 and (ii) the Company would be required to pay the third party $2,000 per month, in cash or stock, at the option of the third party, commencing May 8, 2013.  Additionally, the third party would still be entitled to the first 40,000 shares delivered upon execution of the original agreement and the $9,000 worth of common stock originally earned under the original agreement.

As of August 31, 2013, the Company was required to issue 80,000 shares of its common stock and determined to pay the first quarter’s fee of $9,000 in stock, representing 11,250 shares of the Company’s common stock. The fair value of the 91,250 shares of common stock to be issued to the third party was $48,000, based upon the quoted closing trading price of the Company’s common stock as of the date of grant. The Company has recorded this amount as a prepaid expense and is amortizing the expense over the service term. The third party has elected to receive the second quarter’s fee in cash. The Company recorded $6,200 and $51,333 during the three and nine months ended August 31, 2013, respectively, as professional fees. Since the 91,250 shares of common stock have not been issued to the third party as of August 31, 2013, the Company has included the value of the shares of $48,000 in common stock payable in the accompanying consolidated balance sheet and has not included these shares in the earnings per share calculations as of August 31, 2013.

Note 12. Fair Value of Financial Assets and Liabilities

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

The Company had assets measured at fair market value on a recurring basis. Consequently, the Company had gains and losses reported in the statement of comprehensive income (loss), that were attributable to the change in unrealized gains or losses relating to those assets still held at the reporting date for the period ended August 31, 2013.

The following is the Company’s assets measured at fair value on a recurring basis at August 31, 2013 and November 30, 2012, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	August 31, 2013	November 30, 2012
Level 1 – None	$-	$-
Level 2 – Marketable Securities	-	38,250
Level 3 – None	-	-
Total	$-	$38,250

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2013
Unaudited

See Note 2 regarding the impairment charge recognized during the nine months ended August 31, 2013 on the Company’s marketable securities.

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

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of BioPower Operations Corp. for the three and nine months ended August 31, 2013 and 2012. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Forward-looking statements are based on current expectations and assumptions and actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, those factors set forth in “Risk Factors” contained in Item 1A of our 2012 Annual Report.

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

Overview

BioPower Operations Corporation ("we," "our," “BioPower”, “BIO” or the “Company") was incorporated in the State of Florida on September 13, 2010. On January 5, 2011, the Company re-domiciled to Nevada and formed BioPower Operations Corporation, a Nevada corporation. On January 6, 2011, the shareholders of BioPower Corporation contributed their shares of BioPower Corporation to BioPower Operations Corporation and BioPower Corporation became a wholly-owned subsidiary. The Company and its subsidiaries intend to grow biomass crops coupled with processing and/or conversion facilities to produce oils, biofuels, electricity and other biomass products. We also intend to utilize licensed patented technology to convert biomass wastes into products and reduce the amount of waste going to landfills through license, joint venture and build and own facilities. Further, we intend to license and create royalties by utilizing our FTZ Exchange subsidiary to help create exchanges.

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

From inception (September 13, 2010) to August 31, 2013, the Company’s business operations have been primarily focused on developing our business plan, developing potential products and biomass projects, becoming a trading public company through an S-1 registration statement, raising money, licensing technologies and licensing and developing on-line exchanges.

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

On July 2, 2013, we entered into agreements for the first stage of a project to develop a castor plantation and milling operation in the Republic of Paraguay with offshore entities (aka “Ambrosia and “Developer”) for the testing and development of a project with up to $10,000,000 in financing upon certification of the castor yield effective. Under the terms of the Testing Services Agreement, the Developer will provide the land, pay costs for the testing and pay us a monthly project management fee of $45,000 and reimbursement of expenses during the test period for subcontractors on the ground in Paraguay. We will provide project management testing services through the testing phase for up to 12 months until the successful certification of the yield from growing castor is proven, subject to material and adverse events. Once Ambrosia approves the project, then under the Castor Master Farm Management Services Agreement, the $10,000,000 to be invested from Ambrosia will go towards the development and operations of the first stage of the castor plantation and the building of the mill and its operations. We will earn 6% of the net income for ten years or have an option to become a 20% owner of the project. We began the initial test phase in Paraguay and have earned approximately $293,000 in project management fees as of August 31, 2013. The first stage of the project encompasses approximately 1681 hectares or 4,154 acres of land.

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

We are required to pay AGT 50% of any sub-license fees that we receive. We are also required to pay AGT 12% in royalties on all revenues we earn from utilizing the technology. As of August 31, 2013, no amounts are due under the license agreement.

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

Critical Accounting Policies

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the SEC, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the our financial condition. The accounting estimates involve certain assumptions that, if incorrect, could have a material adverse impact on our results of operations and financial condition. Our more significant accounting policies can be found in Note 2 of our unaudited interim consolidated financial statements found elsewhere in this report and in our Annual Report on Form 10-K for the year ended November 30, 2012, as filed with the SEC. There have been no material changes to our critical accounting policies during the period covered by this report.

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

Three and Nine Months Ended August 31, 2013 Compared to the Three and Nine Months Ended August 31, 2012

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim consolidated financial statements:
	Three Months Ended August 31,		Change	Change
	2013	2012	(Dollars)	(Percentage)
Expenses
General and administrative expenses	$351,326	$247,790	$103,536	41.8%

Other Income (Expense)
Interest expense	(942)	(34,546)	(33,604)	-97.3%
Interest expense - related party	1	(343)	(344)	-100.0%
Loss on settlement of debt	(190,921)	-	190,921	100.0%
Loss on sale of available-for-sale marketable securities	-	(32,038)	(32,038)	-100.0%
Loan cost	-	(6,250)	(6,250)	-100.0%
Consulting revenue	168,674	20,000	148,674	743.4%
Consulting expense	(87,217)	-	87,217	100.0%
Total Other Expense - net	(110,405)	(53,177)	57,228	107.6%

Net loss	$(461,731)	$(300,967)	$160,764	53.4%

	Nine Months Ended August 31,		Change	Change
	2013	2012	(Dollars)	(Percentage)
Expenses
General and administrative expenses	$753,469	$800,641	$(47,172)	-5.9%

Other Income (Expense)
Interest expense	(30,809)	(119,074)	(88,265)	-74.1%
Interest expense - related party	(807)	(545)	262	48.1%
Loss on settlement of debt	(190,921)	-	190,921	100.0%
Loss on impairment of available-for-sale securities	(76,050)	-	76,050	100.0%
Loss on sale of available-for-sale marketable securities	-	(32,038)	(32,038)	-100.0%
Loan cost	-	(6,250)	(6,250)	-100.0%
Gain on settlement of consulting revenue receivable	-	133,500	(133,500)	-100.0%
Consulting revenue	354,967	43,571	311,396	714.7%
Consulting expense	(170,664)	-	170,664	100.0%
Total Other Expense - net	(114,284)	19,164	133,448	696.3%

Net loss	$(867,753)	$(781,477)	$86,276	11.0%

General and Administrative Expenses. Our general and administrative expenses are mainly comprised of compensation expense, corporate overhead, development costs, and financial and administrative contracted services for professional services including legal and accounting, SEC filing fees, and insurance. The increase in our general and administrative expenses for the three months ended August 31, 2013 is primarily attributable to stock-based compensation expense of $60,000 related to the 4,000,000 shares granted in June 2013 to our CEO and Director of Business Strategy, as well as increased compensation expense due to the hiring of our Chief Technology Officer in June 2013 and increased professional and consulting fees. The increase in general and administrative expenses for the three months ended August 31, 2013 was offset by the decrease in insurance expense as a result of not renewing our directors’ and officers’ liability insurance. The decrease in our general and administrative expenses for the nine months ended August 31, 2013, compared to the nine months ended August 31, 2012 is primarily attributable to lower compensation expense due to the departure of our former President/Chief Operating Officer in August 2012, as well as lower professional and consulting fees. Additionally, insurance expense decreased during the nine months ended August 31, 2013 as a result of not renewing our directors’ and officers’ liability insurance. The decrease in general and administrative expenses for the nine months ended August 31, 2013 was offset by the stock-based compensation expense recorded in connection with the shares granted to our CEO and Director of Business Strategy.

Interest Expense. Interest expense for the three and nine months ended August 31, 2013 and 2012 primarily represents the accretion of debt discount to interest expense on our outstanding debt, as well as contractual interest expense on our notes payable and convertible debt.

Loss on settlement of debt. During the three and nine months ended August 31, 2013, we recognized a loss of $190,921 due to the conversions and settlements of notes, convertible notes and accrued expenses.

Loss on impairment. The Company previously reported certain shares due to them by an escrow agent as available-for-sale securities. In May 2013, the Company was notified by the escrow agent that it would not release these shares. Accordingly, the Company determined the value of the available-for-sale securities to be impaired and recorded an impairment charge of $76,050 as of August 31, 2013.

Consulting Revenue. During the three months ended August 31, 2013 and 2012, the Company recognized $0 and $20,000, respectively, in consulting revenue related to the consulting agreement entered into with a third party in February 2012. During the nine months ended August 31, 2013 and 2012, the Company recognized $56,429 and $43,571, respectively, in consulting revenue related to this same agreement. During the three and nine months ended August 31, 2013, the Company recognized $162,669 and $292,533, respectively, in consulting revenue related to our Testing Services Agreement entered into to develop a castor plantation and milling operation in Paraguay.

Consulting expense. Consulting expense represents our cost to provide services under the Testing Services Agreement to develop a castor plantation and milling operation in Paraguay. These costs are mainly comprised of third party outsourcing expenses and certain reimbursable expenses. During the three and nine months ended August 31, 2013, we recognized $87,217 and $170,664, respectively, in consulting expense.

Loss on sale of available-for-sale marketable securities. The Company recognized a loss on the sale of available-for-sale securities of $32,038 during the three months ended August 31, 2012 in connection with the sale of 2,436,000 shares of common stock.

Loan Cost. During the three months ended August 31, 2012, we recognized $6,250 in loan costs related to the loan agreement entered into with a third party lender in August 2012.

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

Liquidity and Financial Condition

	Nine Months Ended
	August 31,
Category	2013	2012

Net cash used in operating activities	$(185,779)	$(207,556)
Net cash provided by investing activities	-	11,330
Net cash provided by financing activities	219,406	194,292
Net increase (decrease) in cash	$33,627	$(1,934)

Cash Flows from Operating Activities

Net cash used in operating activities was $185,779 for the nine months ended August 31, 2013, compared to $207,556 for the comparable period in 2012. Net cash used in operating activities for the nine months ended August 31, 2013 is mainly attributable to our net loss of $867,753, offset by the loss on settlement of debt of $190,921, loss on impairment of securities of $76,050, stock-based compensation expense of $60,000, amortization of stock to be issued for services rendered of $51,333, amortization of debt discount of $25,000, and an overall increase in working capital of $274,243, mainly comprised of an increase in accounts payable and accrued expenses due to related parties of $310,830. Net cash used in operating activities for the nine months ended August 31, 2012 is mainly attributable to our net loss of $781,477, available for sale securities received as consideration for consulting revenue of $120,000 and gain on the sale of consulting revenue receivable of $133,500. Offsetting these amounts was the amortization of debt discount of $116,429 and an overall increase working capital of $664,764.

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended August 31, 2012 is attributable to the proceeds from the sale of available-for-sale securities of $11,330 received by the Company.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine months ended August 31, 2013, cash flows provided by financing activities was $219,406, compared to $194,292 for the comparable period in 2012. We received $206,506 in proceeds from convertible debt and notes payable with third parties and $12,900 in proceeds from common stock to be issued during the nine months ended August 31, 2013, compared to $102,000 in proceeds from convertible debt and notes payable with third parties, $42,092 in proceeds from notes payable with related parties, and $50,200 in proceeds from common stock to be issued during the nine months ended August 31, 2012. Management is seeking, and expects to continue to seek to raise additional capital through equity and/or debt financings, including through one or more equity or debt financings to fund its operations, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

The Company does not currently have sufficient resources to cover on-going expenses and expansion. As of August 31, 2013, the Company had cash of $50,583 and current liabilities of $2,344,577. Our current liabilities include accounts payable and accrued expenses to related parties of $938,551. Our operations used $747,489 in cash since inception in September 2010. We have historically financed our operations primarily through private placements of common stock, loans from third parties and loans from our Officer. We plan on raising additional funds from investors to implement our business model. In the event we are unsuccessful, this will have a negative impact on our operations.

As reflected in the accompanying unaudited interim consolidated financial statements, the Company has a net loss of $867,753 and net cash used in operations of $185,779 for the nine months ended August 31, 2013; and a working capital deficit of $2,260,186 and a deficit accumulated during the development stage of $3,112,190 at August 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Accounting Pronouncements

See Note 2 to our unaudited interim consolidated financial statements regarding recent accounting pronouncements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 31, 2013, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as August 31, 2013 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Other than the material weakness discussed below that was identified and remediated, there have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of a Material Weakness in Internal Control Over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness identified as of November 30, 2012 and enhance our internal control over financial reporting. The material weakness related to the lack of technical resources to apply accounting requirements as they relate to non-routine and highly complex transactions and resulted in restatements to our financial statements which were filed on Form 10-Q for the periods ended February 29, May 31 and August 31, 2012. The following actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of this filing:

⋅	We retained accounting and consulting personnel with the appropriate level of knowledge, skills and experience in financial accounting and reporting;

⋅	We have examined significant accounts and improved related account reconciliations; and

⋅	We changed our monitoring practices concerning the review of significant accounts and transactions and related financial results and reporting.

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

* To be filed by amendment on Form 10-Q.

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

Dated: October 21, 2013	BioPower Operations Corporation

	By:	/s/ Robert D. Kohn
Robert D. Kohn, Chairman and Chief Executive Officer and Chief Financial Officer