Form 10-K
period 2013-11-30
Biopower Operations Corp
filed 2014-03-17
CIK 1510832

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of March 6, 2014, the last day of the Registrant’s most recently completed  first fiscal quarter, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing stock price of $0.14 as per the close on Thursday , March 6, was approximately $1,964,029. Shares of the Registrant’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 2014, there were outstanding 30,281,187 shares of the registrant’s common stock, $.0001 par value.

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

PART I

ITEM 1. BUSINESS

Overview

BioPower Operations Corporation ("we," "our,"  “BioPower”, “BIO” or the “Company") was organized in Nevada on January 5, 2011. The Company and its subsidiaries intend to grow biomass crops coupled with processing and/or conversion facilities to produce oils, biofuels and other biomass products.  We also intend to utilize licensed patented technology to convert biomass wastes into products and reduce the amount of waste going to landfills.  Further we intend to utilize a licensed technology to convert cellulosic sugars into advanced biofuels.

We are a development stage company and have not yet generated or realized any revenues from business operations. Our auditors have issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business for the next twelve (12) months unless we obtain additional capital to pay our bills. This is because we have only generated minimal revenues from a testing agreement and only minimal revenues are anticipated until we begin marketing our products to customers. Accordingly, we must raise cash from sources other than revenues generated such as from the proceeds of loans, sale of common shares, advances from related parties and consulting agreements.

From inception (September 13, 2010) to November 30, 2013, the company's business operations have been primarily  focused on developing our business plan, developing potential products and biomass projects, becoming a trading public company through an S-1 registration statement, raising money and licensing technologies.

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

On November 27, 2012 the Company entered into a non-exclusive global license with Advanced Green Technologies, LLC. to convert biomass wastes from animals, humans and cellulosic biomass to Cellulosic ethanol, fertilizer and other derivative products.

As of November 30, 2012, we consider the Green Oils license worthless as the Licensor cannot provide the due diligence necessary for funding projects through traditional project finance. The Company intends to put a stop on the transfer of any common stock paid for this license.

On July 2, 2013, the Company entered into agreements for the first stage of a project to develop a castor plantation and milling operation in the Republic of Paraguay with offshore entities for the testing and development of a project with up to $10,000,000 in financing upon certification of the castor yield and subject to material adverse events.

On November 13, 2013 we entered into a joint venture agreement and formed MicroSynergy, LLC, a 50-50 joint venture for the exclusive distribution of a cellulosic advanced biofuels technology.  We have to meet certain Milestones to maintain exclusivity, otherwise we would have a non-exclusive license.  The Company believes that we met Milestone 1 but we have received notification from our joint venture partner that we did not meet Milestone 1.

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

Our Business

The Company is a development stage company and intends to grow biomass crops coupled with processing and/or conversion facilities to produce oils, biofuels, electricity and other biomass products.  We also intend to utilize licensed patented technology to convert biomass wastes into products and reduce the amount of waste going to landfills. Further we intend to utilize a licensed technology to convert cellulosic sugars into advanced biofuels.  Last, we intend to utilize our FTZ Exchange subsidiary to help create internet exchanges through licensing our business know how.

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

Initially we developed a strategy to license and grow long-term biomass products that take five to seven years to reach maturation. After commencing development activities we recognized that the economic climate for lending and investment is focused on shorter term returns of two to three years.  Therefore,   BioPower analyzed various shorter term biomass technologies and market niche opportunities. As a result, we developed short term plans to produce and sell biomass products which we call our Castor project.  We have deferred our plans for the development of our long-term, licensed biomass products until specific funding can be obtained for such long-term projects.

Castor Project

On July 2, 2013, the Company entered into agreements for the first stage of a project to develop a castor plantation and milling operation in the Republic of Paraguay with offshore entities (aka “Ambrosia” and “Developer”) for the testing and development of a project with up to $10,000,000 in financing upon certification of the castor yield test. Under the terms of the Testing Services Agreement (the “TSA”), the Developer will provide the land, pay costs for the testing and pay the Company a monthly project management fee of $45,000 and reimbursement of expenses during the test period for subcontractors on the ground in Paraguay. The Company will provide project management testing services through the testing phase for up to 12 months until the successful certification of the yield from growing castor is proven, subject to material and adverse events. Once Ambrosia approves the project, then under the Castor Master Farm Management Services Agreement, the $10,000,000 to be invested from Ambrosia will go towards the development and operations of the first stage of the castor plantation and the building of the mill and its operations. The Company will earn 6% of the net income for ten years or have an option to become a 20% owner of the project. The Company began the initial test phase in Paraguay on March 20, 2013, and subject to the terms of the TSA, is entitled to project management fees. The Company recorded consulting revenue as other income of $469,173 during the year ended November 30, 2013, in connection with services provided under the TSA.  Because of significant bad weather conditions and flooding in Paraguay, the testing is on-going and the management fees continue to be paid.

We have identified the following regarding a castor plantation and milling operation: Buyers of castor oil in the U.S.A.; a hybrid seed that should result in high yields per acre; unique growing protocols that also may enhance the yield of seed thus oil by weight; engineering firms to prepare both general and site specific engineering for permitting and construction purposes; the mill equipment to process the seed into oil and the agricultural equipment required to facilitate the growing protocols that have been identified.  The U.S.A. currently imports castor oil for use into the personal care, pharmaceuticals, polymers and plastics, adhesives, coatings and other specialty chemical markets.

We intend to grow proven hybrid castor which can be harvested within 110 days per crop.  Given the rainfall, the temperature profile and the nature of the soil, it is anticipated that the land when developed will produce 2.6 to 3.0 metric tons of oil seeds per acre based on two crops per year. We will process the seeds into oil (43% of seed weight) with a, vertically integrated mill which we consider critical to this project.

There can be no assurance that the South American Castor project tests will be successful and that we will ever commence the project or be profitable.

BioPower intends to create a special purpose entity (“SPE”) company for each biomass project.  Every SPE must have a sustainable, biomass growing project with facilities to process the biomass into saleable products possibly coupled with an end use agreement. This end use agreement may enable the SPE to obtain financing based upon the potential profitability of each project.  The Company intends to offer ownership in our initial SPEs to partners and investors who can provide land and money.  The role BioPower will fulfill in each SPE is executive and general management, procurement of funding and development of markets for the sale of biomass and biomass products.  The initial focus for biomass business opportunities will be in the United States of America, the Caribbean, South America and Central America.

Licensed Technology

We have obtained a non-exclusive global License from Alternative Green Technologies LLC until June 2029 when the patent expires. The license is for the patented cellulosic ethanol one-step enzyme technology which converts wastes from poultry, hogs, humans and sugar to products such as cellulosic sugars, fertilizer, ethanol and other products, including animal feed, that can be produced by mixing the high protein content converted waste with feed stock additives.

BioPower intends to focus initially on Municipalities who have a need to reduce their costs of the handling of sewage by utilizing the Company's licensed technology to reduce costs by utilizing the enzymes to reduce the amount of sewage and by converting a portion of the sewage into products that do not have to go to the landfill but can be used for energy and fertilizer. The utilization of biomass residues is of paramount importance to achieve environmental sustainability by harnessing the potential of renewable resources in the production of clean energy and value added products. The Company will also target Fortune 500 companies that seek solutions for their waste sugars.

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

The process can also convert human waste which is reduced by the enzymes and also from the conversion to ethanol and CO2. Once commercialized, BioPower believes that the process will allow sewage treatment plants to reduce their sludge volumes and create saleable Class A fertilizer in lieu of delivering pressed sludge to a landfill in an environmentally unsound method. The process allows farmers to utilize the bacteria free solids to be sold and utilized as an environmentally safe soil amendment or fertilizer. Savings result from less energy used in the processing of sludge, elimination of the hauling and landfill costs of treated sludge, and the added profit from ethanol and fertilizer sales. Water utilized in the fermentation stage is recycled back into the process minimizing waste streams from the process.

Cellulosic Sugars

We formed a 50-50 exclusive joint venture in November, 2013 utilizing a technology to convert cellulosic sugars into advanced biofuels.   We had to meet two milestones to maintain the exclusivity worldwide, or we will have a non-exclusive license to the technology.

FTZ Exchange, LLC

On June 7, 2012, the Company’s Chief Executive Officer contributed 100% of his member interest in FTZ Exchange, LLC, (“FTZ”) a 100% wholly owned subsidiary, to the Company for no consideration.  FTZ is a licensing company that licenses business know-how to build transaction fee based exchanges for the sale of products and services.

Health Exchange

FTZ had been in the development stage of a health exchange since January, 2012. FTZ owned 50% of the Qx Health Exchange with Quture, Inc.  This exchange was for the sale of health products and services for the communities of health product manufacturers, insurance companies, hospitals, physicians, healthcare providers, medical tourism and patients.  Quture and FTZ needed to raise significant funds to build out the exchange.  Quture determined that they wanted to proceed with their main product line in 2013 and no longer wanted to pursue funding for the Health Exchange. FTZ has put the health exchange on the shelf.  Only if we found a potential joint venture partner in the health field or funding would we proceed to develop a health exchange. There can be no assurance such health partner or funding will ever materialize or that a health exchange will ever be launched.

Capacity Exchange

FTZ had executed a Strategic Alliance with Capacity 360, LLC to develop excess capacity transactions.  Capacity 360, LLC is a company that assists Global 2000 corporations and other corporations to develop excess capacity strategies to optimize and monetize their unused, under-utilized manufacturing capacities and assets, with the goal of meeting each corporation's strategic goals.  Capacity 360 needs to raise funding for their exchange.  There can be no assurance such funding will ever be achieved or that the capacity exchange will ever be launched.

FTZ Energy Exchange Corporation

FTZ Energy Exchange Corporation was incorporated on May 14, 2012 as a wholly-owned subsidiary of BioPower to launch an energy exchange. FTZ will require funding to launch an energy exchange.   There can be no assurance such funding will ever be achieved or that the energy exchange will ever be launched.

Business Environment

BioPower has three main business drivers.  The primary business driver is to fulfill the need for environmentally friendly, profitable and sustainable products. A second driver is the Company is focused on converting wastes into energy such as biofuels, electricity or other valuable products and third, .the search for energy alternatives focused on replacement of hydrocarbon based products, which is one of the concerns of governments, scientists and businesses worldwide.

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

Business Development

We are focused on the completion of testing for our Paraguay Castor project.  If successful, we will then consider developing other castor projects.  Various elements are needed to put together a successful castor project including  financing for the project,  a long-term contract for the sale of bio oils, execution of agreements with engineering and construction contractors, procurement of mill and farming equipment, purchase of land for the mill and purchase/lease for agricultural operations.

Further, we are focused on utilizing our license for the patented process to convert poultry, hog, sugar and human wastes into ethanol, fertilizer and other products. Our initial target markets include municipalities and major companies that produce sugar.

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

Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable, the extent to which the cost of such activities is borne directly by customers

As  a  recently  incorporated  company,  we  have  not  undertaken  any substantive R&D  activities,  nor  do  we  intend  to  have substantial R&D activities.  Our intention is to have third parties who license the products provide R&D services necessary for use in their commercial application. We have licensed technologies which require testing procedures for the validation for commercialization of the products.  During these testing procedures, we may discover improvements or breakthroughs that can lead to further advances of the existing technology.  We will always strive to improve our licensed products as we utilize them for various commercial applications.

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

Number of total employees and number of full-time employees

We presently have four employees, Robert Kohn, our Chairman and Chief Executive Officer, Bonnie Nelson, Director of Business Strategy, Dr. Marco Baez-Velasquez, Chief Science and Technology Officer and Danielle Novikova, an accountant.  We also use various consultants and advisors. We intend to hire additional employees for project development and to manage and staff our operations as we raise capital and complete specific milestones that would require these employees.  Each specific special purpose entity that is created for each biomass project will hire their own employees and staff for growing and milling operations.  In the meantime, we will rely on present management, consultants and advisors to direct our business.

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

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended November 30, 2013, relative to our ability to continue as a going concern.  We had a working capital deficit of ($1,676,825) and we had a deficit accumulated during the development stage of ($3,587,165), as at November 30, 2013. Because our auditors have issued a going concern opinion, it means there is substantial uncertainty we will continue operations in which case you could lose your investment.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. As such we may have to cease operations and investors could lose their entire investment.

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

To date the Company has been focused on raising money and business development activities. We are faced with all of the risks associated with a company in the early stages of development. Our business is subject to numerous risks associated with a relatively new, undercapitalized company engaged in our business sector. Such risks include, but are not limited to, competition from well-established and well-capitalized companies and unanticipated difficulties regarding the marketing and sale of our products. There can be no assurance that we will ever generate significant commercial sales or achieve profitability. Should this be the case, our common stock could become worthless and investors in our common stock or other securities could lose their entire investment.

We need to obtain a significant amount of debt and/or equity capital to commence castor projects, other than the Paraguay Castor Project, build milling operations and operate plantations, which we may not be able to obtain on acceptable terms or at all.

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

We are dependent upon Mr. Robert Kohn, our Chief Executive Officer and Bonnie Nelson, Director of Strategy and a Director. The loss of Mr. Kohn or Ms. Nelson, a director, could have a material adverse effect upon our results of operations and financial position. We do not maintain “key person” life insurance for any of our officers. The loss of any of our officers could delay or prevent the achievement of our business objectives.

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

Dependence on permitting and government regulations as relates to seeds and additives.

We need permitting and government approvals to bring seeds and additives into many countries from outside the country’s borders.  There can be no assurance that we will obtain such approvals.

Our joint ventures and strategic alliances may not achieve their goals.

We expect to rely on joint ventures and strategic alliances for land acquisition and development, plantation, planting, growing and management, sale and marketing of products, funding of projects and project development other than our Paraguay Castor Project. Even if we are successful in forming these alliances, they may not achieve their goals.

Dependence upon our officers without whose services Company Operations could cease.

At this time, Robert Kohn, who has extensive experience in the energy and fuels business, is primarily responsible for the development and execution of our business plan.  Mr. Kohn has a long-term employment contract with the Company commencing January 2011; however after two years the contract may be terminated by the officer.  If Mr. Kohn should choose to leave us for any reason before we have hired additional personnel, our operations may fail. Even if we are able to find additional personnel, it is uncertain whether we could find qualified management who could develop our business along the lines described herein or would be willing to work for compensation the Company could afford.  Without such management, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment. We do not maintain “key person” life insurance for any of our officers.

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

Our Paraguay Castor testing project may not be successful.

Because of significant bad weather and flooding conditions, our testing project in Paraguay has been delayed. Until the test results are confirmed to meet the testing agreement standards and subject to material events, we cannot go forward with the castor project.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission (the “SEC”), have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time consuming and costly. We expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage.

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

Our Articles of Incorporation authorize the issuance of 100,000,000 Common Shares with par value of $0.0001 per share and 10,000 shares of Preferred Stock with par value of $1.00 per share. The future issuance of our authorized Common Shares and Preferred Stock, to the extent that it is convertible into shares of common stock, may result in substantial dilution in the percentage of our Common Shares held by our then existing stockholders.   The issuance of Common Shares in the future for cash,  future services or acquisitions or other corporate actions may have the effect of diluting the value of the Common Shares held by our investors, and might have an adverse effect on any trading market for our Common Shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

On June 3, 2013, the Company entered into a twenty-four month lease at approximately $2,000 monthly plus CAM which approximates $4,100 monthly that commenced on June 1, 2013, and expires on May 31, 2015.  The office space is approximately 2,000 square feet and includes five executive offices, a lunchroom and conference room.

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

On September 7, 2013 we affected a 1 for 5 reverse of our common stock and authorized shares outstanding. Our authorized capital consists of 100,000,000 common shares, par value $0.0001 per share (“Common Stock”), Holders of our Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  At February 28, 2014, 30,281,187, shares of our Common Stock are outstanding. Our shares of Common Stock are held by approximately 193 stockholders of record. The number of record holders was determined from the records of our transfer agent and NOBO lists.

Notwithstanding,  certain shareholders have  each  entered  into  a  lockup  agreement  with  the  Company  effectively restricting them from transferring some or all of their common stock for a period of time without the prior written consent of the Company, which consent may be unreasonably withheld. The selling stockholders named in the S-1 prospectus were subject to a one-year lockup for some of their shares and our officers and directors are subject to a two-year lockup on all of their shares.  Subsequent to the lockup period, the stockholder may sell its common stock every calendar quarter in an amount equal to no more than one percent (1%) of the Company’s issued and outstanding shares of common stock; provided, however, that the stockholder shall not be permitted to make any transfer, or portion thereof, that would exceed twenty percent (20%) of the average weekly reported volume of trading of the Company’s common stock on all national securities exchanges and/or reported through the automated quotation system of a registered securities association during the calendar week preceding the transfer.  Moreover, as per the lockup agreement, prior to any transfer, the stockholder must first offer its shares of common stock to be sold to the Company and allow the Company to purchase such shares at a price that is ninety percent (90%) of the average closing price for the Company’s Common Stock, as reported or quoted on its principal exchange or trading market, for the consecutive five (5) trading days prior to the transfer notice given to the Company.  Our Officers and Directors intend to enter into additional lock-up agreements.

Approximately, 27,903,364 shares of common stock are restricted securities as such term is defined under Rule 144 promulgated by the SEC, in that they were issued in private transactions not involving a public offering.

For the period indicated, the following table sets forth the high and low closing prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Year 2013	High ($)	Low ($)
Fourth Quarter (1)	0.23	0.04
Third Quarter	0.30	0.05
Second Quarter	0.65	0.05
First Quarter	1.25	0.35

Fiscal Year 2012	High ($)	Low ($)
Fourth Quarter	0.75	0.30
Third Quarter	2.45	0.70
Second Quarter	3.75	1.10
First Quarter	3.75	2.75

(1)	BOPO commenced trading an effective 1 for 5 reverse on September 7, 2013.

Dividends

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future.

Sale of Unregistered Securities

On January 11, 2011, the Company issued 830,000 shares to a consultant for investor relations, consulting and IT services. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

As of January 18, 2011, the Company sold 16,780,000 shares of our common stock at par value $0.0005, for $8,390, comprised of 6,700,000 shares of common stock to officers and directors of the Company, and the balance of 10,080,000 common shares of stock to ten (10) related parties of officers and directors totaling 7,970,000 common shares of stock of which the officers and directors disclaim beneficial ownership. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On January 27, 2011, the Company issued 200,000 shares to Green Oil Plantations for an exclusive license for North, South, Central America and the Caribbean.

The Company accepted subscription agreements on February 2, 2011, for sales of 240,000 shares of our common stock at a price of $1.25 per share with no commissions paid, for total proceeds of $300,000. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On August 26, 2011, the Company sold 6,000 shares of our common stock for $2.50 per share under the effective registration statement. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 434(b) of the Securities Act.

On February 22, 2012, the Company sold 40,000 shares of our common stock for $1.25 per share. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On March 26, 2012, the Company issued 30,000 shares of our common stock at $3.25 per share to an investment banker for services to be rendered primarily for project finance funding of Castor operations.  The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On June 7, 2012 the Company issued 6,000 shares of our common stock as payment for services rendered to a non-management director and an additional 4,000 shares for his position as Chairman of the audit committee. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On October 18, 2012 a note holder exchanged $50,000 in debt for 40,000 shares at $1.25 per share. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act. The Company also recorded  40,000 shares which were issued for cash of $50,000 in the prior year as a common stock payable which was reversed in the current year. The shares were recognized in the year ended November 30, 2013.

On February 5, 2013, the Company issued 42,813 shares of the Company’s stock as payment for investor relations services at $0.80 per share. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On May 4, 2013, the Company issued  40,000 shares of the Company’s stock as payment for investor relations services at $0.80 per share. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On June 10, 2013, the Company issued  416,667 shares of its common stock at $0.06 per share to a third party to settle debt of $25,000. The Company recorded a loss on the settlement of debt of $19,165.

On June 21, 2013, the Company issued to a non-management director, in full satisfaction of director’s fees, Chairman of audit committee fees and consulting fees, 200,000 shares of its common stock at $0.06 per share. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On June 21, 2013, the Company issued 894,900 shares of its common stock at $.09 per share to its Chief Executive Officer in full satisfaction of amounts due to him for reimbursable expenses, amounting to $53,694. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On June 21, 2013, the Company issued its Chief Executive Officer 707,500 shares of its common stock at $.06 per share in full satisfaction of his notes payable, amounting to $40,500, along with accrued interest of $1,950. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On June 21, 2013, the Company issued 1,000,000 shares of its common stock to its Director of Business Strategy in full satisfaction of amounts due to her for reimbursable expenses, amounting to $60,000.  The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On June 21, 2013, the Company issued 3,122,800 shares of its common stock at $.06 per share to two investors in full satisfaction of notes payable, amounting to $183,306, along with accrued interest of $4,062. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On June 25, 2013, the Company granted 1,500,000 shares of common stock at $.09 per share to a consultant for business services to be provided over a twelve month period. The shares will vest after one year of service. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On June 25, 2013, the Company granted 2,000,000 shares each to its Chief Executive Officer and Director of Business Strategy of its common stock at $.09 per share, in exchange for converting accrued expenses and note payable and continuing to work without full pay.  The shares will vest after one year of service. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On June 25, 2013, a note holder exchanged $50,000 in debt for 40,000 shares at $1.25 per share. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On June 25, 2013, the Company accepted subscription agreements for sales of 215,000 shares of our common stock at a price of $0.06 per share with no commissions paid, for total proceeds of $12,900. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

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

The Company is a development stage company and intends to grow biomass crops coupled with processing and/or conversion facilities to produce oils, biofuels, electricity and other biomass products.  We also intend to utilize licensed patented technology to convert biomass wastes into products and reduce the amount of waste going to landfills. Further we intend to utilize a licensed technology to convert cellulosic sugars into advanced biofuels.

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

On July 2, 2013, the Company entered into agreements for the first stage of a project to develop a castor plantation and milling operation in the Republic of Paraguay with offshore entities for the testing and development of a project with up to $10,000,000 in financing upon certification of the castor yield.

On November 13, 2013 we entered into a joint venture agreement for the exclusive distribution of a cellulosic ethanol technology.  We have to meet certain Milestones to maintain exclusivity, otherwise we would have a non-exclusive license.  The Company believes that we met Milestone I but we have received notification from our joint venture partner that we did not meet Milestone 1.  At this time, we are in discussions regarding the exclusivity of this Agreement.

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

From inception (September 13, 2010) to November 30, 2013, the company's business operations have been primarily focused on developing our business plan, developing a castor oil project, becoming a trading public company through an S-1 registration statement, raising money, and more recently, licensing technologies that can convert sugar, human, poultry and hog wastes into products such as advanced biofuels, fertilizer and derivative products.

The Company is focused on growing biomass crops coupled with processing and/or conversion facilities to produce oils, biofuels, electricity and other biomass products.  We also intend to utilize licensed patented technology to convert biomass wastes into products and reduce the amount of waste going to landfills. Further we intend to utilize a licensed technology to convert cellulosic sugars into advanced biofuels.

Castor project

We entered into a testing contract for a Castor project in South America with a landowner who would provide initially 1681 hectares of land and the initial investment of approximately $10 Million USD financing for the project including a mill, provided the test was successful.  In late March 2013, we began initial testing operations which could take up to a year or more to complete. This included planning for the test, helping the management for the clearing of the land and the planting of the castor.  The Company’s consultants have been working in South America for the past year.  We set up a special purpose entity wherein the Company would receive certain fees and a percentage of profits.

Because of bad weather and flooding the test is on-going.  If successful, the project could grow to 20,000 hectares over the next 5 years.  The Company had minimal revenues in 2013 from the testing which was accounted for as non-operating revenues.  There can be no assurance that the South American Castor project testing will be successful or that we will ever commence operations or be profitable.

Licensed Technology

We have a non-exclusive global License for a patented   one-step enzyme technology which converts wastes from poultry, hogs, humans and sugar to products such as fertilizer, cellulosic ethanol and other products.  The patent expires in June 2029.  We pay our Licensor 50% of any sub-license fees that we receive.  We also pay our Licensor 12% of all royalties on all revenues we earn from utilizing the technology.  This 12% is calculated on the basis of net gross revenues which equal gross revenues less all direct costs associated with the production of the revenues.

BioPower intends to focus initially on Municipalities who have a need to reduce their costs of the handling of sewage by utilizing the Company's licensed technology to reduce operating and landfill costs by reducing sewage with its licensed enzymes and converting a portion of the sewage into products that do not have to go to the landfill but can be used for energy and fertilizer. The utilization of biomass residues is of paramount importance to achieve environmental sustainability by harnessing the potential of renewable resources in the production of clean energy and value added products.

The patented technology is a one-step platform that integrates enzymatic fermentation process that requires no pretreatment of the feedstock before fermentation.  During the fermentation process the bacteria within the wastes are inactivated by the injected proprietary microbes that also hydrolyze natural biopolymers and simultaneously convert the hydrolyzed fermentable sugars into ethanol.

The process can also convert human waste which is reduced from the conversion of it to ethanol and CO2. Once commercialized, BioPower believes that the process will allow sewage treatment plants to potentially reduce their sludge volumes and create saleable Class A fertilizer in lieu of delivering pressed sludge to a landfill in an environmentally unsound method.  Further savings result from less energy used in the processing of sludge, elimination of the hauling costs of treated sludge, reduced costs for land filling because of reduced volumes of sludge, and the added profit from ethanol and fertilizer sales. Water utilized in the fermentation stage is recycled back into the process minimizing waste streams from the process.

Cellulosic Sugars

We formed a 50-50 exclusive joint venture in November, 2013 utilizing a technology to convert cellulosic sugars into advanced biofuels.   We had to meet two milestones to maintain the exclusivity worldwide, or we will have a non-exclusive license to the technology.

FTZ Exchange, LLC

On June 7, 2012, the Company’s Chief Executive Officer contributed 100% of his member interest in FTZ Exchange, LLC, (“FTZ”) a 100% wholly-owned subsidiary, to the Company for no consideration.  FTZ is a licensing company that licenses business know-how to build transaction fee based exchanges for the sale of products and services.

Health Exchange

FTZ had been in the development stage of a health exchange since January, 2012. FTZ owned 50% of the Qx Health Exchange with Quture, Inc. (“QUTR”).  This exchange, if and when fully developed, was for the sale of health products and services for the communities of health product manufacturers, insurance companies, hospitals, physicians, healthcare providers, medical tourism and patients.  Quture and FTZ needed to raise significant funds to build out the exchange.  Quture determined that they wanted to proceed with their main product line in 2013 and no longer be involved in the Health Exchange. FTZ has put the health exchange on the shelf.  Only if we found a potential joint venture partner in the health field or investor would we proceed to develop a health exchange. There can be no assurance such health partner or investor will ever materialize or that a health exchange will ever be launched.

Capacity Exchange

FTZ executed a Strategic Alliance with Capacity 360, LLC to develop excess capacity transactions leading to the build out of a capacity exchange.  Capacity 360, LLC is a company that assists Global 2000 and smaller corporations to develop excess capacity strategies to optimize and monetize their unused, under-utilized manufacturing capacities and assets, with the goal of meeting each corporation's strategic goals.  Capacity 360 needs to raise funding for the exchange.  There can be no assurance such funding will ever be achieved or that the capacity exchange will ever be launched.

FTZ Energy Exchange Corporation

FTZ Energy Exchange Corporation was incorporated on May 14, 2012 as a wholly-owned subsidiary of BioPower to launch an energy exchange. FTZ will require funding to launch an energy exchange.   There can be no assurance such funding will ever be achieved or that the energy exchange will ever be launched.

PLAN OF OPERATION

Since inception (September 13, 2010) to November 30, 2013, the Company has spent a total of $3,223,629 on the general and administrative costs.  We have not yet generated any revenue from business operations.

Since inception (September 13, 2010), the majority of the company's time has been spent refining its business plan, conducting industry research, developing potential projects, licensing biomass technologies, reviewing technologies, preparing an S-1and preparing for additional financing, funding of operations and funding of projects.

The Company is a development stage company primarily focused on (1) growing castor coupled with processing and/or conversion facilities to produce oils  and (2) utilizing patented technology to convert sugar, human, hog and poultry wastes into ethanol, fertilizer and derivative products.

We entered into a testing contract for a Castor project in Paraguay with a landowner who would provide initially 1681 hectares of land and the initial investment of approximately $10 Million USD financing for the project including a mill, provided the test was successful.  In late March 2013, we began initial testing operations.   To date the testing is on-going.  The Company’s consultants have been working in South America for the past year.  We set up a special purpose entity wherein the Company would receive certain fees and a percentage of profits provided the test is successful.   If successful, the project could grow to 20,000 hectares over the next 5 years.  The Company had minimal revenues of $469,173 in 2013 from the testing which was accounted for as non-operating revenues.  There can be no assurance that the South American Castor project testing will be successful or that we will ever commence operations or be profitable.

Second, we are focused on utilizing our Joint Venture patented technology to convert cellulosic sugars to ethanol and advanced biofuels.

Third, we are focused on utilizing patented licensed technology to reduce sludge and convert human wastes to fertilizer and ethanol.  Municipal sewage facilities are our first target for the utilization of this process.

We estimate our minimum operating expenses and working capital requirements for the next twelve month period to be as follows:

Business development costs	$300,000
Research & development costs including patents	150,000
Management and Consulting	300,000
General and Administrative	250,000
Total	$1,000,000

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

If we are successful and we are able to raise the entire $1,000,000, we will have sufficient funds to meet business development costs, management and consulting fees, and research and development costs  for  the  current fiscal year, and we will be able  to implement key aspects  of  our  business  plan,  including  business  development costs  for  our  energy growing operations and use of the license for the patented biomass waste conversion process.   We would have a total of $250,000 remaining for working capital.   We expect these amounts will be sufficient to initiate and sustain our business development activities for one year.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following analysis reflects the consolidated results of operations of BioPower Operations Corporation and its subsidiaries.

Fiscal 2013 as Compared with Fiscal 2012

2013	BioPower Operations Corp	BioPower Corporation	FTZ Exchange, LLC	Total
Operating expenses (1)	$(1,158,743)	$(137,303)	$-	$(1,296,046)
Depreciation and amortization	$5,552	$-	$-	$5,552
Other income (expense) (2)	$(262,087)	$220,957	$-	$(41,130)

Net income (loss) (1)	$(1,426,382)	$83,654		$(1,342,728)

2012	BioPower Operations Corp	BioPower Corporation	FTZ Exchange, LLC	Total
Operating expenses (1)	$(912,773)	$(57,766)	$(3,779)	$(974,318)
Depreciation and amortization	$(10,552)	$-	$-	$(10,552)
Consulting Revenue	$63,571	$-	$-	$63,571
Other income (expense)	$(352,638)	$(511)	$-	$(353,149)
Net income (loss) (1)	$(1,212,392)	$(58,277)	$(3,779)	$(1,274,448)

(1)	Includes $400.00 for Global Energy Crops Corporation and Green Oils Plantations of America filing fees of $150.00 each and FTZ Energy Corporation $100.00 in filing fees.
(2)	Includes Consulting Income of $248,448.

Cost of Sales.  There is no cost of sales as operations have not commenced.

Operating Expenses and Depreciation.  Operating expenses and depreciation for the year ended November 30, 2013, increased $316,728 (32%) to $1,301,598 for 2013 as compared to $984,870 for the same period in 2012. The table below details the components of operating expense, as well as the dollar and percentage changes for the year ended November 30.

For Years Ended November 30,
	2013	2012	$ Change	% Change
Stock based compensation	$305,373	$-	$305,373	100%
Wage and wage related costs	621,674	551,243	70,431	13%
Professional fees	170,348	232,530	(62,182)	-27%
Insurance costs	3,772	45,853	(42,081)	-92%
Rent - building and equipment	46,589	44,058	2,531	6%
Travel and related	81,582	61,000	20,582	34%
Miscellaneous expenses	66,708	39,634	27,074	68%
Depreciation and amortization	5,552	10,552	(5,000)	-47%

Total Operating Exp. & Depreciation	$1,301,598	984,870	$316,728	32%

Wage and wage related costs, which includes salaries, commissions, taxes and benefits, increased $70,431 (13%).  The increase is due to two new employees starting in January 2013, increase in Director of Business Development salary in April 2013 and a decrease of the salary of the President and COO who resigned in 2012.

Professional fees include legal, accounting, stock transfer agent, SEC filing, banking consulting fees, and general consulting fees. Professional fees decreased for the year ended November 30, 2013 versus the same period in 2012 by $62,182 (-27%) primarily due to a decrease of $97,500 for investment banking consulting fees

Insurance costs in the year ended November 30, 2013, were $3,772 compared to $45,853 for the same period in 2012, a decrease of $42,081 (-92%). The decrease is attributable to the cost of directors’ and officers’ liability insurance in 2012 which was not in effect in 2013.

Rent increased by $2,531 (6%) to $46,589 in the year ended November 30, 2013, as compared to $44,058 for the same period in 2012, due to a new lease for the Company’s corporate office rental commencing in June 2013.

Travel expense for the year ended November 30, 2013 of $81,582 as compared to the same period for 2012 of $61,000 for an increase of $20,582 (34%) is a result of increased business development travel and travel associated with our development of licensed technologies in 2013.

Miscellaneous expense increased by $27,074 (68%) to $66,708 for the year ended November 30, 2013, as compared to $39,634 for the same period in 2012. The increase is attributable to a mix of increases and decreases in expenses that are not material in aggregate.

Depreciation expense in our operating expenses for the year ended November 30, 2013 of $5,552 compared to the same period for 2012 of $10,552 decreased as a result of the amortization of the license in 2012.

Other Income (Expense). Other income (expense) includes interest income, interest expense, consulting income and expense and other non-operating income. Other expense for the year ended November 30, 2013 was $41,130 compared to other expense of $289,758 for the same period last year. The decrease in other expense from 2012 of $248,628 was primarily the result of an increase in consulting income of $195,163. For the year ended November 30, 2013 there was a loss on settlement of debt of $190,921 and a loss on marketable securities of $76,050, due to the securities being deemed worthless.

Net Loss and Net Loss per Share. Net loss for the year ended November 30, 2013 was $1,342,728, compared to $1,274,448 for the same period in 2012, for an increased net loss of $68,280.  Net loss per share for the year ended November 30, 2013 was $0.06 compared to $0.01 in the same period for 2012, based on the weighted average shares outstanding of and 23,531,311 and 18,056,000, respectively. The increased  net loss for the year ended November 30, 2013 compared to the same period in 2012 arose from the following: (i) non-operating loss on settlement of debt and accrued expenses  of $190,021, (ii) loss on impairment of available-for sale-marketable securities and an increase in wages and stock based compensation of $445,431. This increase was partially offset partially by an increase in net consulting revenues of $195,163.

We did not have any operating revenues during the years ended November 30, 2013 and 2012, or since inception in September of 2010.

We incurred operating expenses of $1,301,598 and $984,870 for the years ended November 30, 2013 and 2012, respectively. Our operating expenses primarily consisted of development, accounting, audit and legal, consulting, employee accrued salaries, stock based compensation and administrative expenses.

The Company realized a net loss from continuing operations of $1,342,728 and $3,587,165 for the year ended November 30, 2013 and since inception in 2010, respectively.

Liquidity and Capital Resources

The Company does not currently have sufficient resources to cover on-going expenses and expansion. As of November 30, 2013, the Company had cash of $109,172 and current liabilities of $1,825,095.  Our current liabilities include accrued expenses and salaries of related parties of $1,098,786.   Our operations used $747,489 in cash since inception in September 2010.  We have historically financed our operations primarily through private placements of common stock, loans from third parties and loans from our Officer.

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

Going concern

As reflected in the accompanying audited consolidated financial statements, the Company has a net loss of $1,342,728 and net cash used in operations of $236,578 for the year ended November 30, 2013; and a working capital deficit of $1,676,825 and a deficit accumulated during the development stage of $3,587,165 at November 30, 2013.

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

Issuance of Common Stock and Warrants

On February 22, 2012, the Company sold an investor 40,000 shares of our common stock at par value $0.0001 for $1.25 per share.  The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On March 26, 2012, the Company entered into a consulting agreement. The Company paid a fee of 30,000 shares of common stock, having a fair value of $97,500 ($3.25/share), based upon the quoted closing trading price.  The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On June 7, 2012, the Company paid director fees of  6,000 shares, to an outside Director and  4,000 shares to the same outside Director for his role as Chairman of the Audit committee.   The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On October 18, 2012 a third party lender who had advanced $50,000 during April and May 2012, converted the loan into 40,000 restricted shares of the Company at $1.25 per share. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On February 5, 2013, the Company issued 42,813 shares of the Company’s stock as payment for investor relations services at $0.80 per share. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On May 4, 2013, the Company issued 40,000 shares of the Company’s stock as payment for investor relations services at $0.80 per share. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On June 10, 2013, the Company issued 416,667 shares of its common stock at $0.06 per share to a third party to settle debt of $25,000. The Company recorded a loss on the settlement of debt of $19,165.

On June 21, 2013, the Company issued to a non-management director, in full satisfaction of director’s fees, Chairman of audit committee fees and consulting fees, 200,000 shares of its common stock at $0.06 per share. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On June 21, 2013, the Company issued 894,900 shares of its common stock at $.06 per share to its Chief Executive Officer in full satisfaction of amounts due to him for reimbursable expenses, amounting to $53,694. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On June 21, 2013, the Company issued its Chief Executive Officer 707,500 shares of its common stock at $.06 per share in full satisfaction of his notes payable, amounting to $40,500, along with accrued interest of $1,950. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On June 21, 2013, the Company issued 1,000,000 shares of its common stock to its Director of Business Strategy in full satisfaction of amounts due to her for reimbursable expenses, amounting to $60,000.  The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On June 21, 2013, the Company issued 3,122,800 shares of its common stock at $.06 per share to two investors in full satisfaction of notes payable, amounting to $183,306, along with accrued interest of $4,062. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On June 25, 2013, the Company granted 2,000,000 shares each to its Chief Executive Officer and Director of    Business Strategy of its common stock at $.09 per share, in exchange for converting accrued expenses and note payable and continuing to work without full pay.  The shares will vest after one year of service. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act. The aggregate grant date fair value of the awards amounted to $360,000, which will be recognized as compensation expense over the vesting period. The Company recorded $150,000 of compensation expense during the year ended November 30, 2013 with respect to this award. Total unrecognized compensation expense related to unvested stock awards at November 30, 2013 amounts to $210,000 and is expected to be recognized over a weighted average period of 0.6 years.

On June 25, 2013, a note holder exchanged $50,000 in debt for 40,000 shares at $1.25 per share. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On June 25, 2013 Company accepted subscription agreements for sales of 215,000 shares of our common stock at a price of $0.06 per share with no commissions paid, for total proceeds of $12,900. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On June 25, 2013, the Company granted 1,500,000 shares of common stock at $.09 per share to a consultant for business services to be provided over a twelve month period. The shares will vest after one year of service. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates.

We have no debt. As a result, we have no exposure to market risk caused by fluctuations in interest rates.

The securities in our investment portfolio are not leveraged and are subject to minimal interest rate risk. [Due to their original maturities of twelve months or less, the securities are classified as cash and cash equivalents or short-term investments. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. While a hypothetical decrease in market interest rates by 10 percent from the December 31, 2011 levels would cause a decrease in interest income, it would not result in loss of principal.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective in the current economic environment, we maintain our portfolio in cash equivalents or short-term investments, including obligations of U.S. government-sponsored enterprises and money market funds. These securities are classified as cash and cash equivalents or short-term investments and consequently are recorded on the balance sheet at fair value. We do not utilize derivative financial instruments to manage our interest rate risks.]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated audited financial statements for the fiscal years ended November 30, 2013 and 2012, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

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

Management identified the following material weakness in our internal control over financial reporting as of November 30, 2013:

We do not have a formal review process in place for the financial reporting process.

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

Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we determined that, as of November 30, 2013, our internal control over financial reporting was not effective based on those criteria. The Company's management, including its Chief Executive Officer and Principal Financial Officer, does not expect that the Company's disclosure controls and procedures and its internal control processes will prevent all errors. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple errors or mistakes.

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

Changes in Internal Controls over Financial Reporting
Other than the material weakness that was identified, there have not been any significant changes in our internal control over financial reporting during the fiscal year ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of a Material Weakness in Internal Control Over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal control. Consequently, we intend to design and implement remediation measures to address the material weakness and enhance our internal control over financial reporting. The following actions will be taken to remediate the material weakness in internal control over financial reporting as of the date of this filing:

•	We have retained a new accounting firm with the appropriate level of knowledge, skills and experience in financial accounting and reporting to help us put a formal review process in place for the financial reporting process.
•	We have examined significant accounts and will improve related account reconciliations; and
•	We have changed our monitoring practices concerning the review of significant accounts and transactions and related financial results and reporting.

We are committed to a strong internal control environment and will continue to review the effectiveness of our internal controls over financial reporting and other disclosure controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following are the officers and directors of the Company as of the date of this report.

Name	Age	Position

Robert D. Kohn	63	Chairman of the Board, Chief Executive Officer and Chief Financial Officer

Bonnie Nelson	62	Director and Director of Business Strategy

Michael Dinkes Esq. C.P.A.	73	Director and Chairman of the Audit Committee

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

Michael Dinkes, Esq., C.P.A. Director

Mr. Dinkes has been a Director of the Company since April 26, 2012.  He serves as the Chairman of the Audit committee. Mr. Dinkes has been an independent C.P.A. in his own practice from 2008 to present. He has been a Senior Tax Partner of Lazar, Levine and Felix LLP from 1996 until 2008. He was the President and Chief Operating Officer of DHB Capital, an American Stock Exchange Company from 1992 to 1996. Mr. Dinkes has a J.D. from NYU School of Law and is admitted to practice in the State of New York.  Mr. Dinkes is also a C.P.A. and admitted to practice in the States of New York and Connecticut.  He earned a B.B.A. from Baruch School of Business.

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

Section 16(a) Beneficial Reporting Compliance

Directors, executive officers and holders of more than 10% of our outstanding common stock are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of transactions in securities of the Company on Forms 3, 4, and 5. Based solely on its review of such forms received by it, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors were complied with during the fiscal year ended November 30, 2013.

ITEM 11. EXECUTIVE COMPENSATION

The following is a summary of the compensation we accrued for our executive officers, for the two fiscal years ended November, 2012 and 2011.

Summary Compensation Table

Name and Position(s)	Year	Salary($)	Total Compensation

Robert D. Kohn (1)	2013	$200,000	$200,000
CEO and Director	2012	$200,000	$200,000

Bonnie Nelson (2)	2013	$173,333	$173,333
Director and Director of Business Strategy	2012	$125,000	$125,000

Dale S. Shepherd (3)	2013	$0	$0
President and COO	2012	$0	$0

(1)	Mr. Kohn was appointed as our Chief Executive Officer, Chief Financial Officer, Secretary and Director on January 5, 2011.

(2)	Ms. Nelson was appointed as our Director and Director of Business Strategy on January 5, 2011.

(3)	Mr. Shepherd was appointed as our President and Chief Operating Officer effective February 1, 2011 and resigned on August 9, 2012.

On January 5, 2011, each of Mr. Kohn, Mr. Shepherd and Ms. Nelson entered into employment agreements with the Company.  Each contract stipulates that unpaid salary amounts shall accrue if unpaid; such salary amounts have been verbally agreed to be unpaid, but accrue.  The general terms of the contracts are as follows:

Commencement: January 5, 2011, February 1, 2011, January 5, 2011
Term: Five years, Two years and Five years
Base Salary: $200,000 Mr. Kohn, $150,000 Mr. Shepherd, $125,000 Ms. Nelson

Ms. Nelson’s Base Salary was amended on April 1, 2013 to $200,000 per annum.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information concerning beneficial ownership of our capital stock as of February 28, 2013 by:

☐	each stockholder, or group of affiliated stockholders, who owns more than 5% of our outstanding capital stock;

☐	each of our named executive officers;

☐	each of our directors; and

☐	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 30,281,187 shares of Common Stock outstanding as of February 28, 2014.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of January 12, 2012 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of January 12, 2012 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Name	Office	Shares Beneficially Owned (1)	Percent of Class (2)

Officers and Directors

Robert D. Kohn	Director and CEO, CFO	7,297,400	24.10%

Michael Dinkes, C.P.A. Esq.	Director	210,000	..66%

Bonnie Nelson	Director and Director of Business Development & Strategy	5,805,000	19.17%

All officers and directors as a group (3 persons named above)		13,312,400	43.96%

Security Ownership of Certain Beneficial Owners

The following table sets forth all of the beneficial owners known to us to own more than five (5) percent of any class of our voting securities as of February 28, 2014.

		Amount and Nature of Beneficial
Title of Class	Name and Address of Beneficial Owner*	Ownership	Percent of Class (1)

Common	Robert Kohn	7,297,400 Direct	24.10%

Series A Preferred Stock	China Energy Partners, LLC (2)	1 Indirect	100%

Common	Riskless Partners, LLC (3)	5,805,000 Direct	19.17%

Series A Preferred Stock	China Energy Partners, LLC (2)	1 Indirect	100%

*The address of each shareholder is c/o BioPower Operations Corporation, 1000 Corporate Drive, Suite 200, Fort Lauderdale, Florida, 33334.

(1)   The percent of class is based on the total number of shares outstanding of 30,281,187, as of March 8, 2014, and excludes 8,100,000 shares owned by certain related parties.

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

(3)    The sole managing member of Riskless Partners, LLC is Ms. Bonnie Nelson, a director and Director of business development. Ms. Nelson has sole voting and dispositive control of the shares of common stock owned by Riskless Partners, LLC.

 (4)    Included in Robert Kohn and Bonnie Nelson amount of shares is 2,000,000 shares each which vest in June 2014.

Securities Authorized for Issuance under Equity Compensation Plan

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On January 18, 2011, the Company sold  3,695,000 shares of its common stock at par value of $0.0005 for $1,847.50 in cash to Robert Kohn, our co-founder, Chairman, CEO and a director of the Company and  3,320,000 shares of its common stock to certain related parties for $1,660.00 of which Mr. Kohn disclaims beneficial ownership.

On January 18, 2011, the Company sold  2,805,000 shares at par value of $0.0005 per share to Riskless Partners LLC, and entity controlled by Bonnie Nelson, a co-founder and director, for total proceeds of $1,402.50 in cash and  4,650,000  shares of its common stock to certain related parties for $2,325.00 of which Ms. Nelson disclaims beneficial ownership.

On January 31, 2011, the Company sold one share of its Series A Preferred Stock, par value $1.00 for total proceeds of $1 to China Energy Partners LLC, a limited partnership owned equally by Robert Kohn and Bonnie Nelson.

On February, 1, 2011, the Company sold 200,000 shares of its common stock at par value of $0.0005 per share for $100 in cash to Dale Shepherd, our former President and COO.

On June 21, 2013, the Company issued 894,900 shares of its common stock at $.06 per share to its Chief Executive Officer in full satisfaction of amounts due to him for reimbursable expenses, amounting to $53,694.

On June 21, 2013, the Company issued its Chief Executive Officer 707,500 shares of its common stock at $.06 per share in full satisfaction of his notes payable, amounting to $40,500, along with accrued interest of $1,950.

On June 21, 2013, the Company issued 1,000,000 shares of its common stock to its Director of Business Strategy in full satisfaction of amounts due to her for reimbursable expenses, amounting to $60,000.

On June 25, 2013, the Company granted 2,000,000 shares each to its Chief Executive Officer and Director of    Business Strategy of its common stock at $.06 per share, in exchange for converting accrued expenses and note payable and continuing to work without full pay.  The shares will vest after one year of service.

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

Mr. Kohn, a director and officer of the Company holds a total of 7,297,400 common shares and Ms. Nelson a Director holds 5,805,000 common shares of the Company and together as partners in China Energy Partners LLC hold Series A Preferred stock which entitles them to vote 50.1% of the issued and outstanding shares of common stock of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following lists fees billed by MaloneBailey LLP auditors for the Company from the quarter ended 8/31/2013 and year ended 11/30/2013 and for Berman & Co., auditors for the Company, for the year ended November 30, 2012 and through the quarter ended 5/31/2013:

	2013	2012

Audit Fees	$19,000	$24,564
Audit Related Fees		1,500
Tax Fees	-	-
All Other Fees		16,936

In the event that we should require substantial non-audit services, the audit committee would pre-approve such services and fees.

PART IV

ITEM 15. EXHIBITS

EXHIBITS

Number	Description

3.1	Articles of Incorporation	Previously filed(1)

3.1(a)	Amendment to Articles of Incorporation	Previously filed(1)

3.1(b)	Certificate of Designation of the Rights, Preferences and Privileges
	Of Series A Preferred Stock of BioPower Operations Corporation	Previously filed(1)

3.2	Bylaws	Previously filed(1)

4.1	Specimen of Stock Certificate	Previously filed(1)

5.1	Legal Opinion & Consent of Attorney	Previously filed

10.1	Employment Agreement between Robert Kohn and the Company dated January 5, 2011.	Previously filed(1)

10.2	Employment Agreement between Bonnie Nelson and the Company dated January 5, 2011.	Previously filed(1)

10.3	Employment Agreement between Dale Shepherd and the Company dated January 5, 2011.	Previously filed(1)

10.4	Lock-Up Agreement between the Company and the Ford Irrevocable Trust, dated January 18, 2011	Previously filed(2)

10.5	Lock-Up Agreement between the Company and the Fox Irrevocable Trust, dated January 18, 2011	Previously filed(2)

10.6	Exclusive License Agreement between Clenergen Corporation and BioPower Corporation, dated November 30, 2010	Previously filed(5)

10.7	Form of Subscription Agreement for Offering	Previously filed(2)

10.8	Exclusive Fully Paid Up License Agreement between Green Oil Plantations LTD.	Previously filed (4)
and BioPower Operations Corporation

10.9	Warrant to Purchase 1,000,000 shares of Common Stock of BioPower Operations Corporation, dated January 11, 2011	Previously filed(2)

10.10	Lock-Up Agreement between the Company and Robert Kohn, dated January 18, 2011	Previously filed(2)

10.11	Lock-Up Agreement between the Company and Janet Kohn, dated January 18, 2011	Previously filed(2)

10.12	Lock-Up Agreement between the Company and Noslen, LLC, dated January 31, 2011	Previously filed(2)

10.13	Lock-Up Agreement between the Company and LB Persistence, LLC, dated January 31, 2011	Previously filed(2)

10.14	Lock-Up Agreement between the Company and the David B. Cohen 2011 Irrevocable Trust, dated January 31, 2011	Previously filed(2)

10.15	Lock-Up Agreement between the Company and the Cohen Family 2011 Irrevocable Trust, dated January 31, 2011	Previously filed(2)

10.16	Lock-Up Agreement between the Company and E10ST LLC, dated January 31, 2011	Previously filed(2)

10.17	Lock-Up Agreement between the Company and the Jessica Leopold Irrevocable Trust, dated January 31, 2011	Previously filed(2)

10.18	Lock-Up Agreement between the Company and Green Oil Plantations, Ltd, dated March 9, 2011	Previously filed(2)

10.19	Lock-Up Agreement between the Company and Dale Shepherd, dated January 23, 2011	Previously filed(2)

10.20	Lock-Up Agreement between the Company and Riskless Partners, LLC, dated January 18, 2011	Previously filed(2)

10.21	Lock-Up Agreement between the Company and TipTop Irrevocable Trust, dated January 19, 2011	Previously filed(2)

10.22	Amended Exclusive License Agreement between Clenergen Corporation and BioPower Corporation, dated March 9, 2011	Previously filed(2)

10.23	Demand Note, dated November 30, 2010, issued to Mr. Robert Kohn	Previously filed (4)

10.24	Demand Note, dated November 30, 2010, issued to Ms. Bonnie Nelson	Previously filed (4)

10.25	Sublease, dated March 18, 2011 between the Company and Carlson Wagonlit Travel, Inc.	Previously filed (5)

10.26	Amended Exclusive License Agreement between Clenergen Corporation and BioPower Corporation, dated March 9, 2011	Previously filed (4)

10.27	Letter Agreement by and between the Company and Halcyon Cabot Ltd. dated January 5, 2012	Previously filed

10.28	Quture Advisory Agreement dated February 13, 2012 (7)

10.29	Dale Shepherd, President of BioPower, Loan Agreement dated February 22, 2012	Previously filed

21.1	List of Subsidiaries	Previously filed(2)

23.1	Consent of Independent Registered Public Accounting Firm	Previously Filed (6)

23.2	Consent of Gersten Savage LLP (included in Exhibit 5.1)	Previously Filed (6)

31.1	Certifications of Robert Kohn pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T

Footnotes:
(1)	Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-172139) filed with the SEC on February 09, 2011.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated March 16, 2011.

(3)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated April 8, 2011.

(4)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated April 29, 2011.

(5)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated May 18, 2011.

(6)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated July 21, 2011.

(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 17, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOPOWER OPERATIONS CORPORATION.

Date: March 17, 2014	By:	/s/ Robert Kohn
Robert Kohn
Chief Executive Officer, Chief Financial Officer, Director (principal executive officer and principal financial officer)

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Financial Statements

November 30, 2013 and 2012

CONTENTS

Page(s)

Reports of Independent Registered Public Accounting Firms

Balance Sheets – As of November 30, 2013 (Consolidated) and November 30, 2012	F-4

Statements of Operations –
Year Ended November 30, 2013 (Consolidated), from September 13, 2010 (Inception)
to November 30, 2012, and from September 13, 2010 (Inception) to November 30, 2012 (Consolidated)
F-5

Statement of Stockholders’ Deficit – From September 13, 2010 (Inception) to November 30, 2013	F-6

Statements of Cash Flows –
Year Ended November 30, 2013 (Consolidated), from September 13, 2010 (Inception)
to November 30, 2012, and from September 13, 2010 (Inception) to November 30, 2012
(Consolidated)
F-7

Notes to Consolidated Financial Statements	F-8 - F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
BioPower Operations Corporation
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of BioPower Operations Corporation and its subsidiary (a development stage company) (collectively, the “Company”) as of November 30, 2013, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended November 30, 2013 and the period from September 13, 2010 (inception) through November 30, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the period from September 13, 2010 (inception) through November 30, 2012 were audited by other auditors whose report dated March 15, 2013 expressed an unqualified opinion, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern. Our opinion on the consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the period from September 13, 2010 (inception) through November 30, 2013, insofar as it relates to amounts for prior periods through November 30, 2012, is solely based on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioPower Operations Corporation and its subsidiary as of November 30, 2013 and the results of their operations and their cash flows for the year then ended and the period from inception through November 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit as of November 30, 2013 and has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

March 14, 2014

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

Berman & Company, P.A.

Boca Raton, Florida
March 15, 2013

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	November 30, 2013	November 30, 2012

Assets
Current Assets
Cash	$109,172	$16,956
Accounts receivable	27,840	-
Available-for-sale securities	-	38,250
Prepaid expenses	11,258	682
Total Current Assets	148,270	55,888

Equipment - net	28,821	18,761
Security deposit	11,193	11,660
	40,014	30,421

Total Assets	$188,284	$86,309

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$513,134	$413,586
Accounts payable and accrued expenses - related parties	1,098,786	755,365
Deferred revenue	-	31,429
Common stock payable	-	208,500
Notes payable	88,000	89,800
Notes payable - related parties	175	40,675
Convertible debt	125,000	-
Total Current Liabilities	1,825,095	1,539,355

Long-Term Liabilities
Deferred revenue	-	25,000
Total Long-Term Liabilities	-	25,000

Total Liabilities	1,825,095	1,564,355

Stockholders' Deficit
Preferred stock, $1 par value; 10,000 shares authorized; 1 share issued and outstanding	1	1
Common stock, $0.0001 par value, 100,000,000 shares authorized; 30, 281,180 and 18,056,000 shares issued and outstanding	3,028	1,806
Additional paid-in capital	1,947,325	802,384
Deficit accumulated during the development stage	(3,587,165)	(2,244,437)
Other comprehensive loss	-	(37,800)
Total Stockholders' Deficit	(1,636,811)	(1,478,046)

Total Liabilities and Stockholders' Deficit	$188,284	$86,309

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

			September 13, 2010
	Year Ended November 30,		(Inception) to
	2013	2012	November 30, 2013

Expenses
General and administrative expenses	$650,283	$421,155	$1,494,371
General and administrative expenses – related parties	651,315	563,715	1,758,036
Total General and administrative expenses	1,301,598	984,870	3,252,407

Other income (expense)
Interest expense	(32,086)	(51,665)	(83,751)
Interest expense - related party	(807)	(69,299)	(74,156)
Loss on settlement of debt and accrued expenses	(190,921)	-	(190,921)
Loss on impairment of available-for-sale securities	(76,050)	-	(76,050)
Loss on sale of available-for-sale marketable securities	-	(118,640)	(118,640)
Loan cost	-	(6,250)	(6,250)
Loss on impairment of license	-	(240,795)	(240,795)
Gain on settlement of consulting revenue receivable	-	133,500	133,500
Consulting revenue, net of expense	258,734	63,571	322,305
Total other income (expense) - net	(41,130)	(289,578)	(334,758)

Net loss	$(1,342,728)	$(1,274,448)	$(3,587,165)

Net loss per common share - basic and diluted	$(0.06)	$(0.01)	n/a

Weighted average number of common shares outstanding during the period - basic and diluted	23,531,311	18,056,000	n/a

Comprehensive loss
Net loss	$(1,342,728)	$(1,274,448)	$(3,587,165)
Unrealized loss on available-for-sale marketable securities	-	(37,800)	(37,800)
Reclassification adjustment due to impairment on available-for-sale securities	37,800	-	37,800
Comprehensive loss	$(1,304,928)	$(1,312,248)	$(3,587,165)

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			September 13, 2010
	For the Year Ended November 30,		(Inception) to
	2013	2012	November 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,342,728)	$(1,274,448)	$(3,587,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of license	-	5,000	9,205
Loss on impairment of license	-	240,795	240,795
Loss on impairment of marketable securities	76,050	-	76,050
Loss on settlement of debt and accrued expenses	190,921	-	190,921
Loss on sale of available-for-sale marketable securities	-	118,640	118,640
Stock-based compensation expense	436,220	-	436,220
Depreciation	5,552	5,552	14,551
Amortization of debt discount	25,000	116,429	145,000
Loan cost	-	6,250	6,250
Amortization of stock to be issued for services rendered	-	-	50,000
Warrants issued for services rendered	-	-	60,800
Available-for-sale securities received as consideration for consulting revenue	-	(120,000)	(120,000)
Gain on settlement of consulting revenue receivable	-	(133,500)	(133,500)
Changes in operating assets and liabilities:
Accounts receivable	(27,840)	-	(27,840)
Prepaid expenses	(10,576)	5,672	(11,258)
Security deposit	467	-	(11,193)
Accounts payable and accrued expenses	35,326	325,811	448,912
Accounts payable and accrued expenses - related parties	431,459	296,680	1,186,824
Common stock payable for services rendered	-	108,500	108,500
Deferred revenue	(56,429)	56,429	-
Net Cash Used In Operating Activities	(236,578)	(242,190)	(798,288)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available-for-sale securities	-	52,560	52,560
Purchase of equipment	(15,612)	-	(43,372)
Net Cash Provided By (Used In) Investing Activities	(15,612)	52,560	9,188

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	150,000	50,000	200,000
Proceeds from convertible debt - related party	-	40,000	70,000
Proceeds from notes payable - related parties	-	42,092	65,973
Proceeds from notes payable	181,506	20,800	202,306
Repayment of notes payable - related parties	-	(1,417)	(25,298)
Repayment of notes payable	-	(1,000)	(1,000)
Proceeds from issuance of preferred stock	-	-	1
Proceeds from issuance of common stock to be issued		50,000	373,390
Proceeds from issuance of common stock	12,900	-	12,900
Net Cash Provided By Financing Activities	344,406	200,475	898,272

Net Increase in Cash	92,216	10,845	109,172

Cash - Beginning of Period	16,956	6,111	-

Cash - End of Period	$109,172	$16,956	$109,172

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for license	$-	$-	$250,000
Reversal of common stock payable	$208,500	$-	$208,500
Common stock issued for conversion of debt and accrued expenses - related party	$246,496	$-	$246,496
Common stock issued for conversion of notes payable	$217,047	$-	$217,047
Debt discount recorded on convertible debt	$25,000	$50,000	$75,000
Debt discount recorded on convertible debt - related party	$-	$40,000	$70,000
Conversion of convertible debt to common stock payable	$-	$50,000	$50,000
Reclassification of related party note to third party note payable	$-	$70,000	$70,000
Cancellation of common stock - founders	$-	$-	$1

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
From September 13, 2010 (Inception) to November 30, 2013

						Deficit
						Accumulated	Accumulated
	Preferred Stock,		Common Stock,		Additional	during	Other	Total
	$1 Par Value		$0.0001 Par Value		Paid In	Development	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Loss	Deficit

Issuance of common stock - founders ($0.0005)	-	$-	2,000	$0	$1	$-	$-	$1
Net loss - September 13, 2010 (Inception) to November 30, 2010	-	-	-	-	-	(1,334)	-	(1,334)
Balance - November 30, 2010	-	-	2,000	0	1	(1,334)	-	(1,333)

Cancellation of common stock - founders	-	-	(2,000)	$(0)	(1)	-	-	(1)
Issuance of preferred stock - founders ($1/share)	1	1	-	-	-	-	-	1
Issuance of common stock - founders ($0.0005/share)	-	-	6,500,000	650	2,600	-	-	3,250
Issuance of common stock - related parties ($0.0005/share)	-	-	2,460,000	246	984	-	-	1,230
Issuance of common stock ($0.0005/share)	-	-	7,820,000	782	3,128	-	-	3,910
Issuance of common stock ($1.25/share)	-	-	240,000	24	299,976	-	-	300,000
Issuance of common stock ($2.50/share)	-	-	6,000	1	14,999	-	-	15,000
Issuance of common stock for services rendered ($0.06/share)	-	-	830,000	83	49,917	-	-	50,000
Issuance of common stock for license ($1.25/share)	-	-	200,000	20	249,980	-	-	250,000
Warrants issued for services rendered	-	-	-	-	60,800	-	-	60,800
Debt discount - related party	-	-	-	-	30,000	-	-	30,000
Net loss	-	-	-	-	-	(968,655)	-	(968,655)
Balance - November 30, 2011	1	1	18,056,000	1,806	712,384	(969,989)	-	(255,798)

Debt discount	-	-	-	-	50,000	-	-	50,000
Debt discount - related party	-	-	-	-	40,000	-	-	40,000
Unrealized loss on available-for-sale marketable securities	-	-	-	-	-	-	(37,800)	(37,800)
Net loss	-	-	-	-	-	(1,274,448)	-	(1,274,448)
Balance - November 30, 2012	1	1	18,056,000	1,806	802,384	(2,244,437)	(37,800)	(1,478,046)

Debt discount	-	-	-	-	25,000	-	-	25,000
Reclassification adjustment due to impairment on available-for-sale securities	-	-	-	-	-	-	37,800	37,800
Issuance of common stock for cash	-	-	215,000	21	12,879	-	-	12,900
Issuance of common stock to directors	-	-	4,000,000	400	149,600			150,000
Issuance of common stock to consultant	-	-	1,500,000	150	143,600			143,750
Issuance of common stock for conversion of debt	-	-	3,624,967	362	425,185			425,547
Issuance of common stock for conversion of related party debt	-	-	2,802,400	280	246,216			246,496
Issuance of common stock for services	-	-	82,813	8	142,462			142,470
Net loss	-	-	-	-	-	(1,342,728)	-	(1,342,728)
	1	1	30,281,180	3,028	1,947,325	(3,587,165)	-	(1,636,811)

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2013 and 2012

Note 1. Organization:

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

On June 8, 2013, the Company's Chief Executive Officer contributed 100% of his member interest in FTZ Exchange, LLC, and (“FTZ”) which became a 100% wholly-owned subsidiary to the Company for no consideration. On the date of contribution, FTZ had a 50-50 joint venture, known as, the Qx Health Exchange (“QX”) and a wholly-owned subsidiary, called FTZ Energy Exchange Corporation, which intends to launch an energy exchange. FTZ is a licensing company which intends to use its business know-how to develop Internet exchanges for the sale of various products and services. On the date of contribution, FTZ had a nominal net book value. During 2013, FTZ received notice from Quture that it did not want to go forward with the Qx Health Exchange. FTZ has not launched the Energy Exchange.

The Company’s fiscal year end is November 30.

Reverse Stock Split

On August 2, 2013, the Company effected a 1-for-5 reverse stock split of its common stock (“Reverse Split”).  As a result of the Reverse Split, every five shares of the common stock of the Company were combined into one share of common stock.  Immediately after the September 4, 2013 effective date, the Company had 18,056,007 shares of common stock issued and outstanding.  All share and per share amounts have been retroactively restated to reflect the Reverse Split.  Effective at the same time as the Reverse Split, the authorized number of shares of our common stock was proportionately decreased from 500,000,000 shares to 100,000,000 shares.  The par value remained the same.

On January 14, 2012, the Company formed Global Energy Crops Corporation (“GECC”), a 100% wholly-owned subsidiary. Global Energy Crops Corporation signed the Joint Venture license agreement with AGT Technologies LLC for the conversion of cellulosic sugar to ethanol in November 2013.

On May 12, 2013 the company formed FTZ Energy Exchange Corporation, a 100% wholly-owned subsidiary.  This entity is inactive except for its formation.

On August 2, 2013 the Company formed Agribopo, Inc., a 100% wholly-owned subsidiary for the development of biomass related projects.  Agribopo signed a Testing Services Agreement (See Note 13).

Note 2 Summary of Significant Accounting Policies

Principles of Consolidation

All inter-company accounts and transactions have been eliminated in consolidation.

Development Stage

The Company's consolidated financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include negotiating licensing agreements, entering into a pilot testing program for castor, doing business development and testing for the use of our licensed technology.  The Company, while seeking to implement its business plan, will look to obtain additional debt and/or equity related funding opportunities. The Company has not generated any operating revenues from its planned and principal operations since inception.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ materially from those estimates.

Such estimates and assumptions for the periods ended November 30, 2013 and 2012, affect, among others, the following:

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

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2013 and 2012

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company had no cash equivalents at November 30, 2013 and 2012.
Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their estimated net realizable values.  The Company evaluates whether it is necessary to record an allowance for doubtful accounts for estimated losses inherent in the accounts receivable portfolio.  In evaluating the required allowance, management considers historical losses adjusted to take into account current market conditions and financial conditions, the amount of receivables in dispute, and the current receivable’s aging and current payment patterns.  Based on its evaluation, no allowance for doubtful accounts was recorded as of November 30, 2013 and 2012, respectively.

The Company had no bad debt expense for the years ended November 30, 2013 and 2012, respectively.

Marketable Securities

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

The Company’s cost basis in AFS was as follows:

	Amount	Shares
AFS Acquired – February 2012	$253,500	15,000,000
Sales in 2012 – at cost	(169,000)	(10,000,000)
Collection fee	(8,450)	(500,000)
Balance – November 30, 2012	$76,050	4,500,000
Balance – November 30, 2013	$-	4,500,000

The composition of the Company’s investments at November 30, as follows:

	2013	2012
Common stock – public company, cost	$76,050	$76,050
Unrealized loss on available for sale marketable securities	(37,800)	(37,800)
Reclassification adjustment due to impairment	37,800
Impairment	(76,050)
Fair value	$-0-	$38,250

Investment income (loss) for the year ended November 30, 2013 and 2012 is as follows:

	2013	2012

Gross realized losses from sale of available for sale securities	$-	$(118,640)
Net unrealized holding gain (loss)	-	(37,800)
Net investment income (loss)	$-	$(156,440)

The Company had a 100% concentration on one publicly traded stock in 2013 and 2012.

Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The company recognized $76,050 and -0- loss on impairment for the years ended November 30, 2013 and 2012, respectively.

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2013 and 2012

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

Equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  There were no impairment charges taken during the periods ended November 30, 2013 and 2012.

Intangible Assets

Identifiable intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of potential impairment exist.

Investment in Joint Venture

FTZ  entered into a 50-50 Joint Venture with QX, a third party, to engage in the business of becoming an independent medical & health network for hospitals, physicians, outpatient and urgent care centers, dental care, vision care, insurance companies, alternative medicine, medical tourism, pharmaceutical companies, vendors and patients. As of November 30, 2013, Quture notified the Company it did not want to proceed with the joint venture.

GECC signed an agreement to form a 50-50 Joint Venture with AGT Technologies, LLC. in November 2013 for the technology used for the conversion of cellulosic sugar to ethanol.

GECC owns fifty percent of MicrobeSynergy, LLC joint venture and will record its investment on the equity basis of accounting. The Company’s proportionate share of expenses incurred by the Joint Venture will be charged to the statement of operations and adjusted against the Investment in Joint Venture. Losses from the Joint Venture are only recognized until the investment in the Joint Venture is reduced to zero. Losses in excess of the investment must be restored from future profits before the Company can recognize its proportionate share of profits.

As of November 30, 2013, the Joint Venture had no activity.

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
November 30, 2013 and 2012

Share-based payments, cont’d.

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

As of November 30, 2013, there are no shares to be issued.   As of November 30, 2012, all shares not yet issued are included as a component of common stock payable.

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

Since the Company reflected a net loss in 2013 and 2012, considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

The Company has the following potential common stock equivalents at November 30, 2013 and 2012:

	November 30,	November 30,
	2013	2012

Warrants (1)	-	-
Convertible debt (2)	625,000	-
Total common stock equivalents	625,000	-

(1) On January 11, 2012, the 1,000,000 warrants expired unexercised.
(2) As of November 30, 2012, the convertible notes matured and were reclassified to demand notes.
Also see Note 6.

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
November 30, 2013 and 2012

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

Note 3 Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,342,728 and net cash used in operations of $236,578 for the year ended November 30, 2013; and a working capital deficit of $1,676,825 and a stockholders’ deficit of $1,636,811 at November 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 Equipment

At November 30, 2013 and 2012, equipment consists of the following:

	2013	2012	Estimated Useful Life
Computer Equipment	$27,760	$27,760	5 years
Testing Equipment	15,612	-	3 years
Less: Accumulated depreciation	(14,551)	(8,999)
Equipment, net	$28,821	$18,761

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2013 and 2012

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

The Company has a net operating loss carryforward for tax purposes totaling approximately $1,146,208 at November 30, 2013, expiring through 2033. U.S. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at November 30, 2013 and 2012 are approximately as follows:

	2013	2012
Gross deferred tax assets:
Net operating loss carryforwards	$431,000	$229,000
Accrued and deferred expenses	490,000	340,000
Total deferred tax assets	921,000	569,000
Less: valuation allowance	(921,000)	(569,000)
Net deferred tax asset recorded	$-	$-

The valuation allowance at November 30, 2013 was approximately $921,000. The net change in valuation allowance during the period ended November 30, 2013 was an increase of approximately $352,000.

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of November 30, 2013.

The actual tax benefit differs from the expected tax benefit for the period ended November 30, 2013 and 2012 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 5.5% for State income taxes, a blended rate of 37.63%) approximately as follows:

	2013	2012
Expected tax expense (benefit) - Federal	$(422,000)	$(410,000)
Expected tax expense (benefit) - State	(72,000)	(70,000)
Meals and entertainment at 50%	3,000	4,000
Impaired loss on license agreement	29,000	91,000
Stock/stock options/warrants issued for services	110,000	41,000
Change in valuation allowance	352,000	344,000
Actual tax expense (benefit)	$-	$-

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2013 and 2012

Note 6 Notes Payable and Convertible Debt

Notes payable consists of the following:

		Interest
	Balance	Rate	Maturity
Balance - November 30, 2011	$30,000
Borrowings	70,800	4%	Due on demand
Repayments/Conversions	(51,000)
Balance - November 30, 2012	$89,800
Borrowings	181,506	8%	Due on demand
Conversion of borrowings to equity	(183,306)
Balance - November 30, 2013	$88,000

During December 2011 and January 2012, the Company’s former President, until August 2012, advanced $40,000. The loans bear interest at 4%, are unsecured and due on demand. Originally, the lender had the option to convert the loan into 32,000 restricted shares of the Company at $1.25 per share. As of November 30, 2012, the note has matured and demand has been made so the Company has reclassified this note as a demand note. As of the November 30, 2013 the amount is still due, and is classified as a demand note.

During April 2012 and May 2012, a third party investor advanced $50,000 due on July 31, 2012. The loan bears interest at 4% and is unsecured. The lender may convert the loan into 40,000 restricted shares of the Company at $1.25 per share. On July 31, 2012, the notes maturity dates were extended until November 30, 2012. On October 18, 2012, the third party investor converted the above $50,000 loan into 40,000 restricted shares of the Company's common stock at $1.25/share. See Note 7(C). As of November 30, 2012, the 40,000 shares had not been issued and were included in common stock payable. The shares were issued as of November 30, 2013.

During June 2012, a third party investor advanced $1,000. The loan bears interest at 4%, is unsecured and due on demand. In June 2012, the Company repaid an advance of $1,000 to a third party investor.

During July 2012, a third party investor advanced $12,000, with interest at 4%. The loan is unsecured and is due on demand.

During October 2012, a third party investor advanced $7,800, with interest at 4%.  The loan is unsecured and is due on demand.

As of November 30, 2012, the convertible notes were reclassified to demand notes give the maturity of the notes and demand for payment being made.

As of November 30, 2012, the Company owed $3,674 in accrued interest, which has been recorded as a component of accounts payable and accrued expenses.

On June 21, 2013, the Company issued two of its investors a total of 3,122,800 shares of its common stock in full satisfaction of notes payable, amounting to $183,306, along with accrued interest of $4,062.  On the date of conversion, the notes payable and accrued interest were valued at $281,052, or $0.09 per share, based on the closing price of the common stock. The Company recorded a loss on the settlement of debt and accrued expenses of $93,684 during the year ended November 30, 2013 as a result of the conversion.

Convertible debt consists of the following:

		Interest		Conversion
	Balance	Rate	Maturity	Price

Balance - November 30, 2011	$-
Borrowings	-
Conversion of borrowings to equity	-
Balance - November 30, 2012	$-
Borrowings	25,000	4%	Due on demand	$0.25
Conversion of borrowings to equity	(25,000)
Borrowings	125,000	8%	January 22, 2015	0.10
Balance - November 30, 2013	$125,000

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

In order to induce the investor to convert his loan promptly, the Company reduced the conversion price to $0.06 per share, thereby increasing the number of shares issuable upon conversion to 416,667 shares. The carrying value of the loan on June 10, 2013, the date of conversion, was $25,000 and the closing price of the Company’s common stock on that date was $0.06 per share. The Company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options.” The Company determined the fair value of the securities issued in connection with the conversion to be $25,000 and the fair value of the securities issuable pursuant to the original terms of the loan agreement to be $6,000, thereby resulting in $19,000 of incremental consideration paid by the Company upon conversion of the note. In addition, the Company issued the lender 5,500 shares of its common stock in full satisfaction of accrued interest of $330 related to this note.  The Company recorded a loss on the settlement of debt and accrued expenses of $19,165 for the year ended November 30, 2013 as a result of the conversion.

As of November 30, 2013, the Company owes $6,368 in accrued interest, which has been recorded as a component of accounts payable and accrued expenses.

Debt Discount

For the years ended November 30, 2013, November 30, 2012 and November 30, 2011, the Company recorded debt discounts totaling of $0, $0 and $90,000, respectively.

As a component of the computation for BCF, the Company’s market price was determined based upon recent third party cash offerings at the date of issuance prior to February 2012 when the Company's stock began to trade.

The following is a summary of the Company’s convertible debt discount at November 30, 2013, November 30, 2012 and November 30, 2011.

	2013	2012	2011
Debt Discount	$-	$120,000	$(30,000)
Amortization of Debt Discount	-	(120,000)	3,571
Remaining debt discount	$-	$-	$(26,429)

	2013	2012	2011
Convertible Debt	$-	$120,000	$30,000
Debt Discount	-	(120,000)	(30,000)
Amortization of Debt Discount	-	120,000	3,571
Conversion of Debt into 40,000 shares of common stock to be issued	-	(50,000)	-
Reclassification of Convertible Note to Demand Note - former related party	-	(70,000)	-
Convertible Debt – Net	$-	$-	$3,571

As of November 30, 2012, the convertible notes were reclassified to demand notes given the maturity of the notes and demand for payment being made.

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2013 and 2012

Note 7 Notes Payable – Related Parties

(A) Year Ended November 30, 2010

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

During October 2011, the Company's former President/Chief Operating Officer, advanced $25,000. The loan bears interest at 4%, is unsecured and due on demand. The lender may convert the loan into 20,000 restricted shares of the Company at $1.25 per share. The Company has determined that this is conventional convertible debt, with a BCF.  As of November 30, 2012, this loan has been reflected as on demand payable to a third party given the individual has resigned from his position as of August of 2012 and has made a demand for payment. Given the Company’s inability to repay the note, the note is currently in default.

During November 2011, the Company's former President/Chief Operating Officer until August 2012, advanced $5,000. The loan bears interest at 4%, is unsecured and due on demand. The lender may convert the loan into 4,000 restricted shares of the Company at $1.25 per share. The Company has determined that this is conventional convertible debt, with a BCF.  As of November 30, 2012, this loan has been reflected on demand payable to a third party given the individual has resigned from his position as of August of 2012 and has made a demand for payment. Given the Company’s inability to repay the note, the note is currently in default.

As of November 30, 2011, the Company owed $479 in accrued interest, which has been recorded as a component of accounts payable and accrued expenses

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

(D) Year Ended November 30, 2013

On June 21, 2013, the Company issued its Chief Executive Officer 707,500 shares of its common stock in full satisfaction of his notes payable, amounting to $40,500, along with accrued interest of $1,950.  On the date of conversion, the notes payable and accrued interest were valued at $63,675, or $0.09 per share, based on the closing price of the common stock. The Company recorded a loss on the settlement of debt and accrued expenses of $21,225 for the year ended November 30, 2013 as a result of the conversion.

As of November 30, 2013, the Company owes $190 in accrued interest, which has been recorded as a component of accounts payable and accrued expenses – related party.

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

(B)   Common Stock

On September 13, 2010, the Company issued 2,000 shares of common stock to its founders for $1 ($0.0005/share). On January 5, 2011, in connection with the re-domiciling to Nevada, these shares were cancelled for no consideration.

In 2011, the Company issued the following shares for cash and services:

Type	Quantity	Valuation	Range of Value per share
Cash	8,066,000	$318,910	$0.0005 – 2.50
Cash – related parties	8,960,000	4,480	0.0005
License agreement (1)	200,000	250,000	1.25
Services rendered (2)	830,000	50,000	..06
Total	18,056,000	$623,390	$0.0005 - $2.50

(1) See Note 8(C)

(2) In connection with the stock issued for services rendered, the Company determined fair value based upon the value of the services provided, which was the most readily available evidence.

During the years ended November 30, 2013 and 2012, the Company authorized for issuance the following shares for cash and services:

Type	Quantity	Valuation	Range of Value per Share

Common Stock Payable
For the year ended November 30, 2012, shares authorized but not issued:
Cash	40,000	$50,000	$1.25
Services rendered – related parties, vested (See note 9 (E))	10,000	11,000	1.10
Services rendered – related party, not vested ( See note 9 (E))	30,000	97,500	3.25
Debt Conversion (See note 6 )	40,000	50,000	1.25
Total shares authorized but not issued (included in Common Stock Payable at November 30, 2012)	120,000	$208,500	$1.10-3.25

Common Stock
For the year ended November 30, 2013
Cash	215,000	12,900	$0.06
Services rendered – related parties, vested	1,666,667	150,000	0.09
Services rendered – related party, not vested	2,333,333	-	-
Services rendered	82,813	142,470	0.18-0.80
Services rendered, not vested	1,500,000	143,750	0.09
Debt and accrued expense conversion – related party	2,802,400	246,496	0.06-0.09
Debt Conversion	3,624,967	425,547	0.06-0.09
Total	12,225,180	$1,121,163	$0.06-0.80

The Company authorized 120,000 shares of stock for the year ended November 30, 2012, for cash and services, but the shares were not issued at November 30, 2012 nor were the shares used in calculating earnings per share.   The shares were recorded as Common Stock Payable at November 30, 2012. The Company expensed the issuance of shares for services as a component of general and administrative expenses.

As of November 30, 2013 all authorized shares have been recorded and issued.

C) Stock issued for license

In connection with the license agreement, the following occurred:

On January 27, 2011, an agreement was executed with Green Oil Plantations Ltd. and their affiliates (“Green Oil”) for an exclusive license of fifty years in exchange for 200,000 shares of common stock, having a fair value of $250,000 ($1.25/share), based upon recent cash offerings to third parties, at that time, to utilize Green Oil’s licensed technologies and turnkey model for growing energy crops in North America, South America, Central America and the Caribbean excluding Cuba.

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

(D) Warrants

On January 11, 2011, the Company issued 1-year warrants for 200,000 shares with a consultant, with an exercise price of $5.00 per share. The warrants were granted for services rendered. The warrants had a fair value of $60,800, based upon the Black-Scholes option-pricing model. The Company used the following weighted average assumptions:

Expected dividends	0%
Expected volatility	150%
Expected term	1 year
Risk free interest rate	0.28%
Expected forfeitures	0%

Weighted Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Life in	Intrinsic
	Warrants	Price	Years	Value
Balance - November 30, 2011	200,000	$5.00	..12
Granted	-	-
Forfeited/Cancelled(1)	(200,000)	-
Exercised	-	-
Balance – November 30, 2012-outstanding	-	-		-
Balance – November 30, 2012-exercisable	-	$-	-	-

(1)	On January 11, 2012, the 200,000 warrants expired unexercised.

E)  Restricted Stock

On March 26, 2012, the Company entered into a consulting agreement to provide investment banking services including developing a business model for project finance and introducing the Company to potential lenders for a castor project.  The Company paid a fee of 30,000 shares, having a fair value of $97,500 ($3.25 per share), based on the quoted closing trading price.  During the year ended November 30, 2012 the Company expensed this as a component of general and administrative expenses and the shares were included in common stock payable.  The shares were not issued at year end November 30, 2012, and were not included in earnings per share calculations as of November 30, 2012.  The shares were issued as of November 30, 2013.

During June, 2012, the Company issued 10,000 shares to an individual for payment of director’s fees.   The shares had a fair value of $11,000 ($1.10 per share), based on the quoted closing trading price.  During the year ended November 30, 2012 the Company expensed this as a component of general and administrative expenses and the shares were included in common stock payable.  The shares were not issued at year end November 30, 2012, and were not included in earnings per share calculations as of November 30, 2012.  The shares were issued as of November 30, 2013

During April and May, 2012, a third party investor advanced $50,000, due on July, 2012 but extended to November 30, 2012.   On October 18, 2013, the third party investor converted the above $50,000 loan into 40,000 restricted shares of the Company’s common stock at $1.25 per share.  As of November 30, 2012 the shares had not been issued and were included in common stock payable.  The shares were issued as of November 30, 2013.

On June 25, 2013, the Company’s Chief Executive Officer and Director of Business Strategy were each granted 2,000,000 shares of common stock in exchange for continuing to work without cash payment of their full salary and to convert accrued expenses and a note payable (see Note 9). The shares will vest after one year of service and will not replace the Company’s obligation to pay the required salary over the next year. The fair value of the common stock at the date of grant was $0.09 per share based upon the closing market price on the date of grant. The aggregate grant date fair value of the awards amounted to $360,000, which will be recognized as compensation expense over the vesting period. The Company recorded $150,000 of compensation expense during the year ended November 30, 2013 with respect to this award. Total unrecognized compensation expense related to unvested stock awards at November 30, 2013 amounts to $210,000 and is expected to be recognized over a weighted average period of 0.6 years.

E)  Restricted Stock, cont’d.

On June 21, 2013, the Company granted 1,500,000 shares of common stock to a consultant for services to be provided over a twelve month period, commencing June 1, 2013. The shares will vest after one year of service; however the Company issued the shares in September 2013. The value of the shares is trued up quarterly over the period. As of November 30, 2013, $143,750 has been recognized in expense. The remaining value of the unvested shares is $330,625 as of November 30, 2013.

In addition, the Company will pay the consultant a fee of $7,500 per month, cash flow permitting, over the same twelve month period. Accrued consulting fees at November 30, 2013 amounted to $37,500 related to the cash portion of fees due, which is included as a component of accounts payable and accrued expenses. Consulting fee expense amounted to $45,000 for the three months ended November 30, 2013.

A summary of the restricted stock award activity for the twelve months ended November 30, 2013 and 2012 is as follows:

Weighted Average
		Weighted	Remaining
	Number of	Average Grant	Contractual Life	Aggregate
	Shares	Date Fair Value	(in Years)	Intrinsic Value

Unvested – November 30, 2011	-
Granted	-
Vested	-
Unvested – November 30, 2012	-	$		$-
Granted	5,500,000	0.07
Vested	-
Unvested – November 30, 2013	5,500,000	$0.07	0.6	$-

Note 9 Related Party Transactions

A) License Agreement – Former Affiliate of Chief Executive Officer

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

On June 21, 2013, the Company issued its Chief Executive Officer 894,900 shares of its common stock in full satisfaction of amounts due to him for reimbursable expenses, amounting to $53,694.  On the date of conversion, the fair value of the Company’s common stock was $0.09 per share, based on the closing price of the common stock. The Company recorded a loss on the settlement of debt and accrued expenses of $26,847 during the year ended August 31, 2013 as a result of the conversion.

On June 21, 2013, the Company issued its Director of Business Strategy 1,000,000 shares of its common stock in full satisfaction of amounts due to her for reimbursable expenses, amounting to $60,000.  On the date of conversion, the fair value of the Company’s common stock was $0.09 per share, based on the closing price of the common stock. The Company recorded a loss on the settlement of debt and accrued expenses of $30,000 during the year ended November 30, 2013 as a result of the conversion.

On June 25, 2013, the Company’s Chief Executive Officer and Director of Business Strategy were each granted 2,000,000 shares of common stock in exchange for continuing to work without cash payment of their full salary and to convert accrued expenses and a note payable (see Note 8). The shares will vest after one year of service and will not replace the Company’s obligation to pay the required salary over the next year. The fair value of the common stock at the date of grant was $0.09 per share based upon the closing market price on the date of grant. The aggregate grant date fair value of the awards amounted to $360,000, which will be recognized as compensation expense over the vesting period. The Company recorded $150,000 of compensation expense during the year ended November 30, 2013 with respect to this award. Total unrecognized compensation expense related to unvested stock awards at November 30, 2013 amounts to $210,000 and is expected to be recognized over a weighted average period of 0.6 years.

During the years ended November 30, 2013 and 2012, the Company recorded related party interest expense of $807 and $69,299, respectively.

Note 10 Formation of Subsidiaries

On January 14, 2011, the Company formed Global Energy Crops Corporation (“GECC”), a 100% wholly-owned subsidiary. GECC intends to:

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

On May 12, 2012 the company formed FTZ Energy Exchange Corporation, a 100% wholly-owned subsidiary.

On August 2, 2012 the Company formed Agribopo, Inc., a 100% wholly-owned subsidiary for the development of biomass related projects.

All of the above subsidiaries other than GECC and Agribopo, Inc. are currently inactive except for their formation. Global Energy Crops Corporations signed the license agreement with AGT Technologies LLC. and Agribopo, Inc. signed the Testing Services Agreement.

Note 11 Commitments and Contingencies

Commitments

Employment Agreements – Officers and Directors

As of November 30, 2013, the Company had employment agreements with certain officers and directors (two individuals) containing the following provisions:

Term of contract	5 years, expiring on December 31, 2015
Salary	$200,000
Salary deferral	All salaries will be accrued but may be paid from the Company’s available cash flow funds.

On January 5, 2012, the Company entered into a consulting agreement for financing. The Company paid a retainer fee of $15,000 by agreeing to issue 12,000 shares of restricted common stock at $1.25 per share. The fair value of the Company’s common stock was based upon third party cash offerings at that time. The Company expensed this issuance as a component of general and administrative expenses. The consultant failed to honor the commitments in the agreement. On May 18, 2012, the Company reversed the expense and the shares were cancelled.

Lease Agreement

The Company’s lease on its office space expired on May 31, 2013. On June 3, 2013, the Company entered into a new lease agreement with its current landlord. The lease is for a 24 month period, expiring on May 31, 2015, and requires monthly base rental payments of $4,000 for the period from June 1, 2013 through May 31, 2014 and $4,080 for the period from June 1, 2014 through May 31, 2015 plus adjustments for Common Area Expenses.

Rent expense was $58,249 and $44,058 for the year ended November 30, 2013 and 2012, respectively.

Contingencies

From time to time, the Company may be involved in legal matters arising in the ordinary course of business. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations

Note 12 –Other Income

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

In August 2012, the Company executed a loan agreement with a lender, who is also a shareholder, to obtain 10,000,000 free trading shares of the public company, Quture, Inc. The shares received were sold during 2013. In exchange for the free trading shares, the Company was required to repay 10,500,000 shares in free trading stock of this public company. The 500,000 shares are deemed to be a loan cost, having a fair value of $6,250 ($0.0125/share), based upon the quoted closing trading price on the date of the agreement.

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

As of November 30, 2013, the Company has not received the $60,000 due on February 13, 2013 under the contract. Collectability of this amount is not reasonably assured, therefore the Company has not recorded the related revenue, accounts receivable or deferred revenue associated with this amount as of November 30, 2013. Additionally, in May 2013, the Company was notified by the third party of its intent to terminate the agreement. Given this notification, the Company recognized the remaining portion of the deferred consulting revenue of $39,107 as other income in the accompanying statement of operations as of November 30, 2013.

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

Note 14 Testing Services Agreement

On July 2, 2013, the Company entered into agreements for the first stage of a project to develop a castor plantation and milling operation in the Republic of Paraguay with offshore entities (aka “Ambrosia” and “Developer”) for the testing and development of a project with up to $10,000,000 in financing upon certification of the castor yield effective. Under the terms of the Testing Services Agreement (the “TSA”), the Developer will provide the land, pay costs for the testing and pay the Company a monthly project management fee of $45,000 and reimbursement of expenses during the test period for subcontractors on the ground in Paraguay. The Company will provide project management testing services through the testing phase for up to 12 months until the successful certification of the yield from growing castor is proven, subject to material and adverse events. Once Ambrosia approves the project, then under the Castor Master Farm Management Services Agreement, the $10,000,000 to be invested from Ambrosia will go towards the development and operations of the first stage of the castor plantation and the building of the mill and its operations. The Company will earn 6% of the net income for ten years or have an option to become a 20% owner of the project. The Company began the initial test phase in Paraguay on March 20, 2013, and subject to the terms of the TSA, is entitled to project management fees. The Company recorded other income of $469,173 and expenses of $266,868 during the year ended November 30, 2013, in connection with services provided under the TSA.

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2013 and 2012

Note 15. Investor Relations Agreement

On February 5, 2013, the Company entered into an investor relations agreement with a third party, pursuant to which the third party will provide certain investor relations services including, but not limited to, consulting and liaison services relating to the conception and implementation of its corporate and business development plan. The agreement was for a one-year term, commencing February 5, 2013 and is cancelable on a quarterly basis. In consideration for the services, the Company will issue 160,000 shares of common stock, to be delivered in four equal quarterly installments of 40,000 shares each. The first 40,000 shares were to be delivered upon execution of the agreement. In addition to the shares, the Company will pay the consultant $3,000 per month, in cash or stock, at the option of the Company. If the Company elects to pay the monthly fee in shares of the Company’s common stock, the number of shares to be issued will be calculated by dividing the fee owed by the closing price of the Company’s common stock.

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

On July 31, 2013, the Company canceled the agreement with the third party and issued 42,813 shares of the Company’s stock in full and final settlement of its obligation.  At the time the shares were due, the fair value was $0.80 per share, for a total value of $34,250.

Note 16. Fair Value of Financial Assets and Liabilities

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

The Company has assets measured at fair market value on a recurring basis. Consequently, the Company had gains and losses reported in the statement of comprehensive income (loss), that were attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended November 30, 2013.

The following is the Company’s assets measured at fair value at November 30, 2013 and 2012:

	2013	2012
Level 1 – None	$-	$-
Level 2 – Marketable Securities (AFS)	-	38,250
Level 3 – None	-	-
Total	$-	$38,250

BioPower Operations Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2013 and 2012

The carrying amounts reported in the balance sheet for available for sale securities, prepaid expenses, accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, notes payable, notes payable – related parties, convertible debt and convertible debt – related party, approximate fair value based on the short-term nature of these instruments.

Note 17. Subsequent Events

During December 2013, a third party investor advanced $125,000. The loan bears interest at 8%, is unsecured and due 14 months from the date of issue.  50% of the debt may be converted into common shares at a conversion price of $0.10 per share.

