Form 10-Q
period 2014-02-28
Biopower Operations Corp
filed 2014-04-14
CIK 1510832

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

As of April 10, 2014, the registrant had 30,281,180 shares of common stock, par value $0.0001 per share, outstanding.

BIOPOWER OPERATIONS CORPORATION

 (A Developmental Stage Company)

CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

ITEM 4.	CONTROLS AND PROCEDURES	13

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	14

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15

ITEM 3.	DEFAULT UPON SENIOR SECURITIES	15

ITEM 4.	MINE SAFETY DISCLOSURES	15

ITEM 5.	OTHER INFORMATION	15

ITEM 6.	EXHIBITS	15

SIGNATURES		16

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act

CONTENTS

Page

Consolidated Balance Sheets as of February 28, 2014 and November 30, 2013 (unaudited)	3

Consolidated Statements of Operations and Comprehensive Loss for the three months ended February 28, 2014 and February 28, 2013, and from September 13, 2010 (Inception) to February 28, 2014 (unaudited)	4

Consolidated Statement of Stockholders’ Deficit (for the three months ended February 28, 2014 (unaudited)

Consolidated Statements of Cash Flows for the three months ended February 28, 2014 and February 28, 2013, and from September 13, 2010 (Inception) to February 28, 2014 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6 - 9

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	February 28, 2014	November 30, 2013
	(Unaudited)

Assets
Current Assets
Cash	$104,134	$109,172
Accounts receivable	22,575	27,840
Prepaid expenses	1,364	11,258
Total Current Assets	128,073	148,270

Equipment - net	30,490	28,821
Security deposit	11,193	11,193
	41,683	40,014

Total Assets	$169,757	$188,284

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$440,719	$513,134
Accounts payable and accrued expenses - related parties	1,213,739	1,098,786
Notes payable	88,000	88,000
Notes payable - related parties	175	175
Convertible debt	250,000	125,000
Total Current Liabilities	1,992,633	1,825,095

Total Liabilities	1,992,633	1,825,095

Stockholders' Deficit
Preferred stock, $1 par value; 10,000 shares authorized; 1 share issued and outstanding	1	1
Common stock, $0.0001 par value, 100,000,000 shares authorized; 30, 281,180 shares issued and outstanding	3,028	3,028
Additional paid-in capital	2,051,075	1,947,325
Deficit accumulated during the development stage	(3,876,980)	(3,587,165)
Total Stockholders' Deficit	(1,822,876)	(1,636,811)

Total Liabilities and Stockholders' Deficit	$169,757	$188,284

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

Unaudited

	Three Months Ended		September 13, 2010 (Inception) to
	February 28,		February 28,
	2014	2013	2014
General and administrative expenses	$360,453	$162,015	$3,612,860

Other income (expense)
Interest expense	(5,895)	(26,212)	(89,646)
Interest expense - related party	-	(400)	(74,156)
Loss on settlement of debt and accrued expenses	-	-	(190,921)
Loss on impairment of available-for-sale securities	-	-	(76,050)
Loss on sale of available-for-sale marketable securities	-	-	(118,640)
Loan cost	-	-	(6,250)
Loss on impairment of license	-	-	(240,795)
Gain on settlement of consulting revenue receivable	-	-	133,500
Consulting revenue, net of expense	76,533	17,322	398,838
Total other income (expense) - net	70,638	(9,290)	(264,120)

Net loss	$(289,815)	$(171,305)	$(3,876,980)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding during the period - basic and diluted	30,281,180	18,056,000

Comprehensive loss
Net loss	$(289,815)	$(171,305)	$(3,876,980)
Unrealized loss on available-for-sale marketable securities	-	(23,850)	(37,800)
Reclassification adjustment due to impairment on available-for-sale securities	-	-	37,800
Comprehensive loss	$(289,815)	$(195,155)	$(3,876,980)

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended February,		September 13, 2010 (Inception) to
	2014	2013	February 28, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(289,815)	$(171,305)	$(3,876,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of license	-	-	9,205
Loss on impairment of license	-	-	240,795
Loss on impairment of marketable securities	-	-	76,050
Loss on settlement of debt and accrued expenses	-	-	190,921
Loss on sale of available-for-sale marketable securities	-	-	118,640
Stock-based compensation expense	103,750	13,667	539,970
Depreciation	3,085	1,369	17,636
Amortization of debt discount		25,000	145,000
Loan cost	-	-	6,250
Amortization of stock to be issued for services rendered	-	-	50,000
Warrants issued for services rendered	-	-	60,800
Available-for-sale securities received as consideration for consulting revenue	-	-	(120,000)
Gain on settlement of consulting revenue receivable	-	-	(133,500)
Changes in operating assets and liabilities:		-
Accounts receivable	5,265	-	(22,575)
Prepaid expenses	9,894	264	(1,364)
Security deposit	-	-	(11,193)
Accounts payable and accrued expenses	(72,415)	10,737	376,497
Accounts payable and accrued expenses - related parties	114,953	101,465	1,301,776
Common stock payable for services rendered	-	-	108,500
Deferred revenue		(17,322)	-
Net Cash Used In Operating Activities	(125,284)	(36,125)	(923,572)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available-for-sale securities	-		52,560
Purchase of equipment	(4,754)		(48,126)
Net Cash Provided By (Used In) Investing Activities	(4,754)	-	4,434

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	125,000	25,000	325,000
Proceeds from convertible debt - related party	-		70,000
Proceeds from notes payable - related parties	-		65,973
Proceeds from notes payable			202,306
Repayment of notes payable - related parties	-		(25,298)
Repayment of notes payable	-		(1,000)
Proceeds from issuance of preferred stock	-		1
Proceeds from issuance of common stock			386,290
Net Cash Provided By Financing Activities	125,000	25,000	1,023,272

Net Increase in Cash	(5,038)	(11,125)	104,134

Cash - Beginning of Period	109,172	16,956	-

Cash - End of Period	$104,134	$5,831	$104,134

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for license	$-	$-	$250,000
Reversal of common stock payable	$-	$-	$208,500
Common stock issued for conversion of debt and accrued expenses - related party	$-	$-	$246,496
Common stock issued for conversion of notes payable	$-	$-	$217,047
Debt discount recorded on convertible debt	$-	$25,000	$75,000
Debt discount recorded on convertible debt - related party	$-	$-	$70,000
Conversion of convertible debt to common stock payable	$-	$-	$50,000
Reclassification from convertible debt to notes payable	$-	$-	$70,000
Cancellation of common stock - founders	$-	$-	$1

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

The accompanying unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2013 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended November 30, 2013 and 2012. The financial information as of February 28, 2014 is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended November 30, 2013.  The interim results for the three months ended February 28, 2014 are not necessarily indicative of the results to be expected for the year ending November 30, 2014 or for any future interim periods.

Reverse Stock Split

On August 6, 2013, the Company effected a 1-for-5 reverse stock split of its commons stock (“Reverse Split”). As a result of the Reverse Split, every five shares of the common stock of the Company were combined into one share of common stock. Immediately after the September 4, 2013 effective date, the Company had 18,056,007 shares of common stock issued and outstanding. All share and per share amounts have been retroactively restated to reflect the Reverse Split. Effective a the same time as the Reverse Split, the authorized number of shares of our common stock was proportionately decreased from 500,000,000 shares to 100,000,000 shares. The par value remained the same.

Note 2. Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $289,815 and net cash used in operations of $125,284 for the three months ended February 28, 2014; and a working capital deficit of $1,864,559 and a stockholders’ deficit of $1,822,876 at February 28, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note3. Notes Payable and Convertible Debt

Notes payable consists of the following:

Notes payable to third parties at February 28, 2014 and November 30, 2103, in the amount of $70,000 due on demand at 4% , and $18,000 due on demand at 8%. Accrued interest at February 28, 2014 and November 30, 2013 amounted to $7,195 and $6,149, respectively , which is included as a component of accounts payable and accrued expenses. Interest expense on notes payable to third parties amounted to $1,045 and $1,135 for the three months ended February 28, 2014 and February 28, 2013, respectively.

The following is a summary of the Company’s convertible debt at February 28, 2014 and November 30, 2013:

		Interest
Balance		Rate	Maturity
Balance - November 30, 2013	$125,000	8%	Jan. 22, 2015
Borrowings	125,000	8%	Feb. 3, 2015
Balance - February 28, 2014	$250,000

 On December 3, 2013 a third party investor advanced $125,000 due in 14 months from the date of the loan. Up to 50% of the original amount of the debt is convertible into the Company’s commons shares at a price of $0.10 per share, which the investor can choose to convert prior to the maturity date and before the redemption date. If the closing price per share of common stock exceeds $0.25 for any ten consecutive trading days, the Company has the right to redeem the Notes by providing investor notice of redemption to redeem the note (“redemption date”).

Accrued interest at February 28, 2014 and November 30, 2013 on convertible debt amounted to $5,068 and $219, respectively, which is included as a component of accounts payable and accrued expenses. Interest expense on convertible debt with third parties amounted to $4,850 and $77 for the three month period ending February 28, 2014 and February 28, 2013, respectively.

Note 4. Related Party Transactions

Notes payable to related parties at February 28, 2014 and November 30, 2013 is $175.

Accrued interest at February 28, 2014 and November 30, 2013, amounted to $190 and is a component of accounts payable and accrued expenses – related parties. Interest expense on notes payable to related parties amounted to $-0- and $400 for the three months ended February 28, 2014 and February 28, 2013, respectively.

The Company has separated accounts payable and accrued expenses on the balance sheet to reflect amounts due to related parties primarily consisting of officer compensation, health insurance, interest on notes and reimbursable expenses to officers for travel, meals and entertainment, vehicle and other related business expenses.

Note5. Stockholders’ Deficit

(A) Common Stock

The Company issued no new shares for the quarter ended February 28, 2014. There are 30,281,180 shares issued and outstanding at February 28, 2014 and November 30, 2013.

(B) Restricted Stock

On June 21, 2013, the Company granted 1,500,000 shares of common stock to a consultant for services to be provided over a twelve month period, commencing June 1, 2013. The shares will vest after one year of service; however the Company issued the shares in September 2013. The value of the shares is trued up quarterly over the period. For the three months ended February 28, 2014, $13,750 is recognized in expense, bringing the total expense for these restricted shares to $157,500. The remaining value of the unvested shares is $ 52,500 as of February 28, 2014.

In addition, the Company will pay the consultant a fee of $ 7,500 per month, cash flow permitting, over the same twelve month period. Accrued consulting fees at February 28, 2014 amounted to $ 52,500 related to the cash portion of fees due, which is included as a component of accounts payable and accrued expenses. Consulting fee expense amounted to $ 22,500 for the three months ended February 28, 2014.

On June 25, 2013, the Company’s Chief Executive Officer and Director of Business Strategy were each granted 2,000,000 shares of common stock in exchange for continuing to work without cash payment of their full salary and to convert accrued expenses and a note payable (see Note 9). The shares will vest after one year of service and will not replace the Company’s obligation to pay the required salary over the next year. The fair value of the common stock at the date of grant was $ 0.09 per share based upon the closing market price on the date of grant. The aggregate grant date fair value of the awards amounted to $ 360,000 , which will be recognized as compensation expense over the vesting period. The Company recorded $ 90,000 of compensation expense during the period ended February 28, 2014 with respect to this award. Total unrecognized compensation expense related to unvested stock awards at February 28, 2014 and November 30, 2013, amounts to $120,000 and $ 165,000 respectively, and is expected to be recognized over a weighted average period of 0.3 years.

A summary of the restricted stock award activity for the twelve months ended November 30, 2013 and the three months ended February 28, 2014 is as follows:

			Weighted Average
		Weighted	Remaining
	Number of	Average Grant	Contractual Life	Aggregate
	Shares	Date Fair Value	(in Years)	Intrinsic Value

Unvested - November 30, 2013	5,500,000	$0.07	0.6	$-
Unvested - February 28, 2014	5,500,000	$0.07	0.3	$-

Note 7. Commitments and Contingencies

Commitments

Employment Agreements – Officers and Directors

As of February 28, 2014, the Company had employment agreements with certain officers and directors (two individuals) containing the following provisions:

Term of contract	5 years, expiring on December 31, 2015
Salary	$ 200,000
Salary deferral	All salaries will be accrued but may be paid from the Company’s available cash flow funds.

On February 5, 2014, the board of directors agreed to reduce the two individuals’ salaries to $120,000 per month, effective April 1, 2014.

Lease Agreement

On June 3, 2013, the Company entered into a new lease agreement with its current landlord. The lease is for a 24 month period, expiring on May 31, 2015 , and requires monthly base rental payments of $ 4,000 for the period from June 1, 2013 through May 31, 2014 and $ 4,080 for the period from June 1, 2014 through May 31, 2015 plus adjustments for Common Area Expenses.

Rent expense was $ 16,606 and $11,014 for the three month period ended February 28, 2014 and February 28, 2013, respectively.

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

Note 8. Testing Services Agreement

On July 2, 2013, the Company entered into agreements for the first stage of a project to develop a castor plantation and milling operation in the Republic of Paraguay with offshore entities (aka “Ambrosia” and “Developer”) for the testing and development of a project with up to $ 10,000,000 in financing upon certification of the castor yield effective. Under the terms of the Testing Services Agreement (the “TSA”), the Developer will provide the land, pay costs for the testing and pay the Company a monthly project management fee of $ 45,000 and reimbursement of expenses during the test period for subcontractors on the ground in Paraguay. The Company will provide project management testing services through the testing phase for up to 12 months until the successful certification of the yield from growing castor is proven, subject to material and adverse events. Once Ambrosia approves the project, then under the Castor Master Farm Management Services Agreement, the $10,000,000 to be invested from Ambrosia will go towards the development and operations of the first stage of the castor plantation and the building of the mill and its operations. The Company will earn 6 % of the net income for ten years or have an option to become a 20 % owner of the project. The Company began the initial test phase in Paraguay on March 20, 2013, and subject to the terms of the TSA, is entitled to project management fees. The Company recorded consulting revenue, net of expense, of $ 76,533 during the three month period ended February 28, 2014., in connection with services provided under the TSA.

Note 9. Subsequent Events

The Company has been notified that at the end of the Testing Agreement, April 30, 2014, the project will not be approved because of material and adverse events related to the necessity for building roads due to extreme flooding conditions and infrastructure issues.

The Company has entered into a six month consulting agreement with Caro Capital LLC to provide services for management consulting, business advisory, shareholder information and public relations. The Company will pay the consulting firm $12,000 and provide 500,000 shares of restricted common stock, according to the terms of the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISK

The information contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) is intended to update the information contained in our Annual Report on Form 10-K for the year ended November 30, 2013 (our “2013 Annual Report”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in our 2013 Annual Report. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of BioPower Operations Corp. for the three months ended February 28, 2014 and the three months ended February 28, 2013. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Forward-looking statements are based on current expectations and assumptions and actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, those factors set forth in “Risk Factors” contained in Item 1A of our 2013 Annual Report.

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

Overview

BioPower Operations Corporation ("we," "our," “BioPower”, “BIO” or the “Company") was organized in Nevada on January 5, 2011. The Company and its subsidiaries intend to grow biomass crops coupled with processing and/or conversion facilities to produce oils, biofuels, electricity and other biomass products. We also intend to utilize licensed patented technology to convert biomass wastes into products and reduce the amount of waste going to landfills through license, joint venture and build and own facilities. We have a joint venture and are in the testing stage of a cellulosic ethanol conversion technology.

We are a development stage company, have generated minimal revenues from a consulting agreement and anticipate minimal revenues until we begin marketing our products to customers. Accordingly, we must raise cash from other sources, such as from the proceeds of loans, sale of common shares, advances from related parties and consulting agreements.

From inception (September 13, 2010) to February 28, 2014, the Company's business operations have been primarily focused on developing our business plan, developing potential products and biomass projects, becoming a trading public company through an S-1 registration statement, raising money and licensing technologies.

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

The U.S.A. currently imports almost 100% of the castor oil used as a feedstock into the personal care, pharmaceuticals, polymers and plastics, adhesives, coatings and other specialty chemical markets. The Company proposes to develop a project in Florida to grow proven hybrid castor which can be harvested within 110 days per crop. Given the rainfall, the temperature profile and the nature of the soil, it is anticipated that the land when developed will produce 2.6 to 3.0 metric tons of oil seeds per acre based on two crops per year. We will process the seeds into oil (43% of seed weight) with our own, vertically integrated mill which we consider critical to this project. Based on our ability to obtain financing in this fiscal year, we hope to realize revenues and profits from this operation during the latter half of 2014. There can be no assurance the above Castor Project will ever be achieved.

On July 2, 2013, the Company entered into agreements for the first stage of a project to develop a castor plantation and milling operation in the Republic of Paraguay with offshore entities (aka “Ambrosia” and “Developer”) for the testing and development of a project with up to $10,000,000 in financing upon certification of the castor yield effective. Under the terms of the Testing Services Agreement (the “TSA”), the Developer will provide the land, pay costs for the testing and pay the Company a monthly project management fee of $45,000 and reimbursement of expenses during the test period for subcontractors on the ground in Paraguay. The Company will provide project management testing services through the testing phase for up to 12 months until the successful certification of the yield from growing castor is proven, subject to material and adverse events. Once Ambrosia approves the project, then under the Castor Master Farm Management Services Agreement, the $10,000,000 to be invested from Ambrosia will go towards the development and operations of the first stage of the castor plantation and the building of the mill and its operations. The Company will earn 6% of the net income for ten years or have an option to become a 20% owner of the project. The Company began the initial test phase in Paraguay on March 20, 2013, and subject to the terms of the TSA, is entitled to project management fees. The Company recorded consulting revenue of $76,533 during the quarter ended February 28, 2014, in connection with services provided under the TSA.

The Company has been notified that at the end of the Testing Agreement, April 30, 2014, the project will not be approved because of material and adverse events related to the necessity for building roads due to extreme flooding conditions and infrastructure issues.

Critical Accounting Policies

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the SEC, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the our financial condition. The accounting estimates involve certain assumptions that, if incorrect, could have a material adverse impact on our results of operations and financial condition. Our more significant accounting policies can be found in Note 3 of our unaudited interim consolidated financial statements found elsewhere in this report and in our Annual Report on Form 10-K for the year ended November 30, 2013, as filed with the SEC. There have been no material changes to our critical accounting policies during the period covered by this report.

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

Three Months Ended February 28, 2014 Compared to the Three Months Ended February 28, 2013

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim consolidated financial statements:

	Three Months Ended		Change	Change
	February 28,
	2014	2013	(Dollars)	(Percentage)
General and administrative expenses	$360,453	$162,015	$198,438	122.5%

Other income (expense)
Interest expense	(5,895)	(26,212)	20,317	-77.5%
Interest expense - related party	-	(400)	(400)	100.0%
Loss on settlement of debt and accrued expenses	-	-	-	-
Loss on impairment of available-for-sale securities	-	-	-	-
Loss on sale of available-for-sale marketable securities	-	-	-	-
Loan cost	-	-	-	-
Loss on impairment of license	-	-	-	-
Gain on settlement of consulting revenue receivable	-	-	-	-
Consulting revenue, net of expense	76,533	17,322	59,211	341.8%
Total other income (expense) - net	70,638	(9,290)	79,128	364.3%

Net loss	$(289,815)	$(171,305)	$(118,510)	69.2%

General and Administrative Expenses. Our general and administrative expenses are mainly comprised of compensation expense, corporate overhead, development costs, and financial and administrative contracted services for professional services including legal and accounting, SEC filing fees, and insurance. The increase in our general and administrative expenses is primarily attributable to higher compensation expense due to the hiring of a business consultant and the increase in stock based compensation of two officers.

Interest Expense. Interest expense for the three months ended February 28, 2014 is attributable to interest accrued on debt and convertible debt. February 28, 2013 primarily represents the accretion of debt discount to interest expense on our convertible notes, as well as contractual interest expense on our notes payable and convertible debt.

Consulting Revenue. During the three months ended February 28, 2014 and February 28, 2013, the Company recognized $76,533 and $17,322, respectively, in net consulting revenue related to consulting agreements entered into with third parties.

Liquidity and Financial Condition

	Three Months Ended
	February 28	February 28
Category	2014	2013

Net cash used in operating activities	$(125,284)	$(36,125)
Net cash provided (used) in investing activities	-	-
Net cash provided by financing activities	125,000	25,000

Net (decrease) increase in cash	$(5,038)	$(11,125)

Cash Flows from Operating Activities

Net cash used in operating activities was $125,284 for the three month period ended February 28, 2014, compared with net cash used of $36,125 for the comparable period in 2013. Net cash used in operating activities for the three months ended February 28, 2014 is mainly attributable to our net loss of $289,815, offset by an increase in stock based compensation expense and an increase in accounts payable and accrued expenses due to related parties. Net cash used in operating activities for the three months ended February 28, 2013 is mainly attributable to our net loss of $171,305, offset by an increase in accounts payable and accrued expenses due to related parties and an increase in amortization of debt discount.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended February 28, 2014 cash flows provided by financing activities was $125,000, compared to $25,000 for the comparable period in 2013. We received 1$25,000 in proceeds from convertible debt with a third party during the three months ended February 28, 2014, compared to $25,000 in proceeds from convertible debt during the three months ended February 28, 2013. Management is seeking, and expects to continue to seek to raise additional capital through equity and/or debt financings, including through one or more equity or debt financings to fund its operations, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

The Company does not currently have sufficient resources to cover on-going expenses and expansion. As of February 28, 2014, the Company had cash of $104,134 and current liabilities of $1,992,633.  Our current liabilities include accounts payable and accrued expenses to related parties of $1,213,739. Our operations used $937,321 in cash since inception in September 2010. We have historically financed our operations primarily through private placements of common stock, loans from third parties and loans from our Officer. We plan on raising additional funds from investors to implement our business model.  In the event we are unsuccessful, this will have a negative impact on our operations.

As reflected in the accompanying unaudited interim consolidated financial statements, the Company has a net loss of $289,815 and net cash used in operations of $125,284 for the three months ended February 28, 2014; and a working capital deficit of $1,864,559 and a deficit accumulated during the development stage of $3,876,980 at February 28, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 28, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we determined that, as of February 28, 2014, our internal control over financial reporting was not effective based on those criteria. The Company's management, including its Chief Executive Officer and Principal Financial Officer, does not expect that the Company's disclosure controls and procedures and its internal control processes will prevent all error. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission, which permanently exempt smaller reporting companies.

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period ended February 28, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

* Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended February 28, 2014 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

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

Dated: April 14, 2014	BioPower Operations Corporation

	By:	/s/ Robert D. Kohn
Robert D. Kohn, Chairman and Chief Executive Officer and Chief Financial Officer

