Form 10-Q
period 2014-05-31
Biopower Operations Corp
filed 2014-07-21
CIK 1510832

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

As of July 15, 2014, the registrant had 30,531,180 shares of common stock, par value $0.0001 per share, outstanding.

BIOPOWER OPERATIONS CORPORATION

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BioPower Operations Corporation and Subsidiaries

Consolidated Balance Sheets

	May 31, 2014
	(Unaudited)	November 30, 2013

Assets
Current Assets
Cash	$9,254	$109,172
Consulting receivables	53,693	27,840
Prepaid expenses	2,643	11,258
Total Current Assets	65,590	148,270

Equipment - net	27,405	28,821
Security deposit	11,193	11,193
	38,598	40,014

Total Assets	$104,188	$188,284

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$466,434	$513,134
Accounts payable and accrued expenses - related parties	1,298,369	1,098,786
Notes payable - related parties	175	88,000
Notes payable	88,000	175
Convertible debt	250,000	125,000
Total Current Liabilities	2,102,978	1,825,095

Total Liabilities	2,102,978	1,825,095

Stockholders' Deficit
Preferred stock, $1 par value; 10,000 shares authorized; 1 share issued and outstanding	1	1
Common stock, $0.0001 par value, 100,000,000 shares authorized; 30,531,180 shares issued and outstanding	3,053	3,028
Additional paid-in capital	2,131,050	1,947,325
Accumulated deficit	(4,132,894)	(3,587,165)
Total Stockholders' Deficit	(1,998,790)	(1,636,811)

Total Liabilities and Stockholders' Deficit	$104,188	$188,284

See accompany notes to consolidated unaudited financial statements

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2014	2013	2014	2013

General and administrative expenses	$278,562	$240,128	$639,015	$402,143

Other income (expense)
Interest expense	(12,220)	(3,655)	(18,115)	(29,867)
Interest expense - related party	-	(408)	-	(808)
Loss on impairment of available-for-sale securities	-	(76,050)	-	(76,050)
Consulting revenue, net of expense	34,868	85,524	111,401	102,846
Total other income (expense) - net	22,648	5,411	93,286	(3,879)

Net loss	$(255,914)	$(234,717)	$(545,729)	$(406,022)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding during the period - basic and diluted	30,429,532	18,056,000	30,355,356	18,056,000

Comprehensive loss
Net loss	$(255,914)	$(234,717)	$(545,729)	$(406,022)
Unrealized loss on available-for-sale marketable securities	-	23,850	-	-
Reclassification adjustment due to impairment on available-for-sale securities	-	37,800	-	37,800
Comprehensive loss	$(255,914)	$(173,067)	$(545,729)	$(368,222)

See accompany notes to consolidated unaudited financial statements

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended May 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(545,729)	$(406,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of marketable securities	-	76,050
Depreciation	6,170	3,009
Stock based compensation	183,650
Amortization of debt discount	-	25,000
Amortization of stock to be issued for services rendered	-	45,133
Changes in operating assets and liabilities:
Accounts receivable	(25,853)	(38,512)
Prepaid expenses	8,615	(4,355)
Accounts payable and accrued expenses	199,583	16,209
Accounts payable and accrued expenses - related parties	(46,700)	214,891
Deferred revenue		(56,429)
Net Cash Used In Operating Activities	(220,264)	(125,026)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(4,754)
Net Cash Provided By Investing Activities	(4,754)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	125,000	25,000
Proceeds from notes payable		125,000
Proceeds from issuance of common stock	100	-
Net Cash Provided By Financing Activities	125,100	150,000

Net Increase (Decrease) in Cash	(99,918)	24,974

Cash - Beginning of Period	109,172	16,956

Cash - End of Period	$9,254	$41,930

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock to be issued for services rendered	$	$44,400
Debt discount recorded on convertible debt	$	$25,000

See accompany notes to consolidated unaudited financial statements

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

May 31, 2014

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

In the quarter ending May 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The accompanying unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2013 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended November 30, 2013 and 2012. The financial information as of May 31, 2014 is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended November 30, 2013.  The interim results for the three and six months ended May 31, 2014 are not necessarily indicative of the results to be expected for the year ending November 30, 2014 or for any future interim periods.

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

Note 2 Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $545,729 and net cash used in operations of $220,264 for the six months ended May 31, 2014. Additionally, the Company had a working capital deficit of $2,037,388 and a stockholders’ deficit of $1,998,790 at May 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

May 31, 2014

Unaudited

Note 3 Equipment

At May 31, 2014 and November 30, 2013, equipment consists of the following:

	2014	2013	Estimated Useful Life
Computer Equipment and Testing Equipment	$48,126	$43,402	5 years
Less: Accumulated depreciation	(20,721)	(14,551)
Equipment, net	$27,405	$28,821

Note 4. Notes Payable and Convertible Debt

Notes payable consists of the following:

Notes payable to third parties at May 31, 2014 and November 30, 2013, in the amount of $70,000 due on demand at 4% and $18,000 due on demand at 8%. Accrued interest at May 31, 2014, and November 30, 2013 amounted to $1,887 and $6,149, respectively, which is included as a component of accounts payable and accrued expenses. Interest expense on notes payable to third parties amounted to $381 and $3,655 for the three months ended May 31, 2014 and 2013, respectively.

The following is a summary of the Company’s convertible debt at May 31, 2014 and November 30, 2013:

		Interest
	Balance	Rate	Maturity
Balance - November 30, 2013	$125,000	8%	Jan. 22, 2015
Borrowings	125,000	8%	Feb. 3, 2015
Balance - May 31, 2014	$250,000

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

Accrued interest at May 31, 2014 and November 30, 2013 amounted to $24,289 and $1,263, respectively, which is included as a component of accounts payable and accrued expenses.

Interest expense on convertible debt with third parties amounted to $5,729 and $252 for the three month period ending May 31, 2014 and May 31, 2013, respectively.

Note 5 .Related Party Transactions

Notes payable to related parties at May 31, 2014 and November 30, 2013 is $175.

Accrued interest at May 31, 2014 and November 30, 2013, amounted to $190 and is a component of accounts payable and accrued expenses – related parties. Interest expense on notes payable to related parties amounted to $-0- and $400 for the three months ended May 31, 2014 and May 31, 2013, respectively.

The Company has separated accounts payable and accrued expenses on the balance sheet to reflect amounts due to related parties primarily consisting of officer compensation, health insurance, interest on notes and reimbursable expenses to officers for travel, meals and entertainment, vehicle and other related business expenses.

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

May 31, 2014

Unaudited

Note 6. Stockholders’ Deficit

(A) Common Stock

The Company issued 250,000 shares during the quarter ended May 31, 2014, pursuant to the terms of a consulting agreement. The Company has entered into a six month consulting agreement with Caro Capital LLC to provide services for management consulting, business advisory, shareholder information and public relations. The Company will pay the consulting firm up to $12,000 and provide 500,000 shares of restricted common stock, according to the terms of the agreement. As of May 31, 2014, 250,000 shares valued at $27,400 were issued according to the terms of the agreement. There are 30,531,180 shares and 30,281,180 shares issued and outstanding at May 31, 2014 and November 30, 2013, respectively.

(B) Restricted Stock

On June 21, 2013, the Company granted 1,500,000 shares of common stock to a consultant for services to be provided over a twelve month period, commencing June 1, 2013. The shares will vest after one year of service; however the Company issued the shares in September 2013. The value of the shares is trued up quarterly over the period. For the three months ended May 31, 2014, the company recognized a $37,500 decrease in expense, bringing the total expense for these restricted shares to $120,000 and a reduction of $23,750 for the six months ended May 31, 2014. All of the shares have vested as of May 31, 2014.

In addition, the Company will pay the consultant a fee of $7,500 per month, cash flow permitting, over the same twelve month period. Accrued consulting fees at May 31, 2014 amounted to $ 75,000 related to the cash portion of fees due, which is included as a component of accounts payable and accrued expenses. Consulting fee expense amounted to $ 22,500 for the three months ended May 31, 2014.

On June 25, 2013, the Company’s Chief Executive Officer and Director of Business Strategy were each granted 2,000,000 shares of common stock in exchange for continuing to work without cash payment of their full salary and to convert accrued expenses and a note payable (see Note 9). The shares will vest after one year of service and will not replace the Company’s obligation to pay the required salary over the next year. The fair value of the common stock at the date of grant was $ 0.09 per share based upon the closing market price on the date of grant. The aggregate grant date fair value of the awards amounted to $ 360,000, which will be recognized as compensation expense over the vesting period. The Company recorded $ 180,000 of compensation expense during the six months ended May 31, 2014 with respect to these awards. Total unrecognized compensation expense related to unvested stock awards at May 31, 2014 and November 30, 2013, amounts to $30,000 and $210,000 respectively, and is expected to be recognized over a weighted average period of 0.08 years.

A summary of the restricted stock award activity for the six months ended May 31, 2014 and the year ended November 30, 2013 is as follows:

			Weighted Average
		Weighted	Remaining
	Number of	Average Grant	Contractual Life	Aggregate
	Shares	Date Fair Value	(in Years)	Intrinsic Value

Unvested - November 30, 2013	5,500,000	$0.07	0.6	$-
Unvested – May 31, 2014	5,500,000	$0.07	0.08	$-

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

May 31, 2014

Unaudited

Note 7. Commitments and Contingencies

Commitments

Employment Agreements – Officers and Directors

As of May 31, 2014, the Company had employment agreements with certain officers and directors (two individuals) containing the following provisions:

Term of contract 5 years, expiring on December 31, 2015

Salary $ 120,000

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

Rent expense was $ 20,549 and $22,029 for the six month period ended May 31, 2014 and May 31, 2013, respectively.

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

Note 8. Testing Services Agreement

On July 2, 2013, the Company entered into agreements for the first stage of a project to develop a castor plantation and milling operation in the Republic of Paraguay with offshore entities (aka “Ambrosia” and “Developer”) for the testing and development of a project with up to $ 10,000,000 in financing upon certification of the castor yield effective. Under the terms of the Testing Services Agreement (the “TSA”), the Developer will provide the land, pay costs for the testing and pay the Company a monthly project management fee of $ 45,000 and reimbursement of expenses during the test period for subcontractors on the ground in Paraguay. The Company will provide project management testing services through the testing phase for up to 12 months until the successful certification of the yield from growing castor is proven, subject to material and adverse events. Once Ambrosia approves the project, then under the Castor Master Farm Management Services Agreement, the $10,000,000 to be invested from Ambrosia will go towards the development and operations of the first stage of the castor plantation and the building of the mill and its operations. The Company will earn 6 % of the net income for ten years or have an option to become a 20 % owner of the project. The Company began the initial test phase in Paraguay on March 20, 2013, and subject to the terms of the TSA, is entitled to project management fees. The Company recorded other consulting revenue, net of expense, of $38,868 and $85,524 during the three month period ended May 31, 2014 and May 31, 2013, respectively, in connection with services provided under the TSA.

We received notification of termination of the TSA project as of April 1, 2014 due to material and adverse events related to the necessity for building roads due to extreme flooding conditions and issues associated with clearing of the land. All receivables and payables related to the testing services agreement were satisfied in June 2014.

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

May 31, 2014

Unaudited

Note 9. Subsequent Events

On July 9, 2014. a third party investor advanced $30,000 at 4% interest due in 60 days from the date of the loan. After 60 days it becomes a demand loan.

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

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of BioPower Operations Corp. for the three and six months ended May 31, 2014 and 2013. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Forward-looking statements are based on current expectations and assumptions and actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, those factors set forth in “Risk Factors” contained in Item 1A of our 2013 Annual Report.

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

Overview

BioPower Corporation (“we,” “our,” “BioPower,” “BIO” or the “Company”) was incorporated in the State of Florida on September 13, 2010. On January 5, 2011, the Company re-domiciled to Nevada and formed BioPower Operations Corporation, a Nevada corporation. On January 6, 2011, the shareholders of BioPower Corporation contributed their shares of BioPower Corporation to BioPower Operations Corporation and BioPower Corporation became a wholly-owned subsidiary. The Company and its subsidiaries intend to convert biomass wastes into products and reduce the amount of waste going to landfills through license, joint venture and build and own facilities. We intend to accomplish this goal through the conversion of municipal solid waste to electricity and conversion of medical waste to electricity. Further, we intend to license and create royalties by utilizing our FTZ Exchange subsidiary to help create exchanges.

We have primarily generated revenues from a consulting agreement and from revenues earned from the testing phase in connection with the Testing Services Agreement in Paraguay. Revenues recognized to date are not indicative of future expected revenues. Accordingly, we must raise cash from other sources, such as from the proceeds of loans, sale of common shares, advances from related parties and consulting agreements.

From inception (September 13, 2010) to May 31, 2014, the Company’s business operations have been primarily focused on developing our business plan, developing potential products and biomass projects, becoming a trading public company through an S-1 registration statement, raising money licensing technologies and licensing and developing on-line exchanges.

Our corporate headquarters are located at 1000 Corporate Drive, Suite 200, Fort Lauderdale, Florida 33334 and our phone number is (954) 202-6660. Our website can be found at www.biopowercorp.com. The information on our website is not incorporated in this report.

Our Business

Biomass is a very broad term which is used to describe material of recent biological origin that can be used either as a source of energy or for its chemical components. As such, it includes municipal solid waste better known as trash, sludge from wastewater treatment plants, animal wastes, manures, industrial wastes, trees, crops, algae and other plants, as well as agricultural and forest residues.

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

BioPower intends to convert municipal solid waste to electricity and convert medical waste to electricity through gasification. We will create a special purpose entity (“SPE”) company for each project. Every SPE must have a sustainable, project with facilities to convert the wastes coupled with an end use agreement for the sale of electricity or biofuels. This end use agreement may enable the SPE to obtain financing based upon the potential profitability of each project. The Company intends to offer ownership in our initial SPEs to partners who can provide equity financing. The role BioPower will fulfill in each SPE is executive and general management, procurement of funding and development of markets for the business development of projects and the sale of electricity or biofuels.

The Company also intends to investigate and license, acquire and/or joint venture with the most promising conversion processes.

Licensed Technology

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

We are required to pay AGT 50% of any sub-license fees that we receive.  We are also required to pay AGT 12% in royalties on all revenues we earn from utilizing the technology. As of May 31, 2014, no amounts are due under the license agreement.

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

To date, we have not commercialized this process.

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

Three and Six Months Ended May 31, 2014 Compared to the Three and Six Months Ended May 31, 2013

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim consolidated financial statements:

	Three Months Ended May 31,		Change	Change
	2014	2013	(Dollars)	(Percentage)

Expenses
General and administrative expenses	$278,562	$240,128	$38,434	16.0%

Other Income (Expense)
Interest expense	(12,220)	(3,655)	(8,565)	234.3%
Interest expense - related party	-	(408)	(408)	100.0%
Loss on impairment of available-for-sale securities	-	(76,050)	(76,050)	100.0%
Consulting revenue, net	34,868	85,524	(50,656)	(59.2)%

Total Other Income - net	22,648	5,411	17,237	318.55%

Net loss	$(255,914)	$(234,717)	$(21,197)	9.0%

	Six Months Ended May 31,		Change	Change
	2014	2013	(Dollars)	(Percentage)

Expenses
General and administrative expenses	$639,015	$402,143	$236,872	58.9%

Other Income (Expense)
Interest expense	(18,115)	(29,867)	(11,752)	(39.35)%
Interest expense - related party	-	(808)	(808)	100.0%
Loss on impairment of available-for-sale securities	-	(76,050)	(76,050)	100.0%
		-	-
Consulting revenue, net	111,401	102,846	8,555	8.32%

Total Other Income - net	(93,286)	(3,879)	97,165	2504.9%

Net loss	$(545,729)	$(406,022)	$(139,707)	34.41%

General and Administrative Expenses. Our general and administrative expenses are mainly comprised of compensation expense, corporate overhead, development costs, and financial and administrative contracted services for professional services including legal and accounting, SEC filing fees, and insurance. The decrease in our general and administrative expenses is primarily attributable to lower compensation expense due to the departure of our former President/Chief Operating Officer in August 2013. Additionally, insurance expense decreased during the three and six months ended May 31, 2014 as a result of not renewing our directors’ and officers’ liability insurance.

Interest Expense. Interest expense for the three and six months ended May 31, 2014 and 2013 primarily represents the accretion of debt discount to interest expense on our outstanding debt, as well as contractual interest expense on our notes payable and convertible debt.

Loss on impairment. The Company previously reported certain shares due to them by an escrow agent as available-for-sale securities. In May 2013, the Company was notified by the escrow agent that it would not release these shares. Accordingly, the Company determined the value of the available-for-sale securities to be impaired and recorded an impairment charge of $76,050 as of May 31, 2013.

Gain on Settlement of Consulting Revenue Receivable. In February 2013, the Company entered into a consulting agreement with a third party, pursuant to which we received 15,000,000 shares of the third party’s restricted common stock as payment for services to be rendered by us. As of May 31, 2013, the value of the shares received was $253,500, of which $120,000 was recorded as deferred revenue and $133,500 was recorded as gain on settlement of consulting revenue receivable.

Consulting Revenue. During the three months ended May 31, 2014 and 2013, the Company recognized $34,868 and $85,524, respectively; in net consulting revenue related to the consulting agreement entered into with a third party in February 2013. During the six months ended May 31, 2014 and 2013, the Company recognized $111,401 and $102,846, respectively, in consulting revenue related to this same agreement.

Liquidity and Financial Condition

	Six Months Ended May 31,
Category	2014	2013

Net cash used in operating activities	$(220,264)	$(125,026)
Net cash provided (used) in investing activities	(4,754)	-
Net cash provided by financing activities	125,100	150,000

Net increase in cash	$(99,918)	$24,974

Cash Flows from Operating Activities

Net cash used in operating activities was $220,264 for the six months ended May 31, 2014, compared with $125,026 for the comparable period in 2013. Net cash used in operating activities for the six months ended May 31, 2014 is mainly attributable to our net loss of $545,729, offset by an increase in accounts payable and accrued expenses and stock based compensation. Net cash used in operating activities for the six months ended May 31, 2013 is mainly attributable to our net loss of $406,022, offset by the loss on impairment of securities, an increase in accounts payable and accrued expenses due to related parties and an increase inconvertible debt and notes payable

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six months ended May 31, 2014 cash flows provided by financing activities was $125,100, compared to $150,000 for the comparable period in 2013. We received $125,000 in proceeds from convertible debt and notes payable with third parties during the six months ended May 31, 2014, compared to $150,000 in proceeds from convertible debt during the six months ended May 31, 2013. Management is seeking, and expects to continue to seek to raise additional capital through equity and/or debt financings, including through one or more equity or debt financings to fund its operations, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

The Company does not currently have sufficient resources to cover on-going expenses and expansion. As of May 31, 2014, the Company had cash of $9,254 and current liabilities of $2,102,978.  Our current liabilities include accounts payable and accrued expenses to related parties of $1,298,369. We have historically financed our operations primarily through private placements of common stock, loans from third parties and loans from our Officer. We plan on raising additional funds from investors to implement our business model.  In the event we are unsuccessful, this will have a negative impact on our operations.

As reflected in the accompanying unaudited interim consolidated financial statements, the Company has a net loss of $545,729 and net cash used in operations of $220,264 for the six months ended May 31, 2014; and a working capital deficit of $2,037,388 at May 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 31, 2014, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as May 31, 2014 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Other than the material weakness discussed below that was identified and remediated during the quarter ended May 31, 2014, there have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of a Material Weakness in Internal Control Over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness identified as of November 30, 2013 and enhance our internal control over financial reporting. The material weakness related to the lack of technical resources to apply accounting requirements as they relate to non-routine and highly complex transactions and resulted in restatements to our financial statements which will be filed on Form 10-Q for the periods ended February 29, May 31 and August 31, 2013. The following actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of this filing:

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

Dated: July 18, 2014	BioPower Operations Corporation

	By:	/s/ Robert D. Kohn
Robert D. Kohn, Chairman and Chief Executive Officer and Chief Financial Officer

