Form 10-Q
period 2014-08-31
Biopower Operations Corp
filed 2014-10-20
CIK 1510832

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

As of October 20, 2014, the registrant had 30,781,180 shares of common stock, par value $0.0001 per share, outstanding.

BIOPOWER OPERATIONS CORPORATION

2

CONTENTS

Page

Consolidated Balance Sheets as of August 31, 2014 (unaudited) and November 30, 2013	4

Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended August 31, 2014 and 2013 (unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended August 31, 2014 and 2013 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7-11

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BioPower Operations Corporation and Subsidiaries

Consolidated Balance Sheets

	August 31, 2014	November 30, 2013
	(Unaudited)

Assets
Current Assets
Cash	$1,272	$109,172
Consulting receivables	249	27,840
Prepaid expenses	1,528	11,258
Total Current Assets	3,049	148,270

Equipment - net	24,320	28,821
Security deposit	11,193	11,193
	35,513	40,014

Total Assets	$38,562	$188,284

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$441,823	$513,134
Accounts payable and accrued expenses - related parties	1,372,358	1,098,786
Notes payable - related parties	1,375	175
Notes payable	118,000	88,000
Convertible debt	250,000	125,000
Total Current Liabilities	2,183,556	1,825,095

Total Liabilities	2,183,556	1,825,095

Stockholders' Deficit
Preferred stock, $1 par value; 10,000 shares authorized; 1 share issued and outstanding	1	1
Common stock, $0.0001 par value, 100,000,000 shares authorized; 30,781,180 shares and 30,281,180 shares, respectively, issued and outstanding	3,078	3,028
Additional paid-in capital	2,183,526	1,947,325
Accumulated deficit	(4,331,599)	(3,587,165)
Total Stockholders' Deficit	(2,144,994)	(1,636,811)

Total Liabilities and Stockholders' Deficit	$38,562	$188,284

See accompanying notes to unaudited consolidated financial statements

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2014	2013	2014	2013

General and administrative expenses	$198,360	$351,326	$837,375	$753,469

Other income (expense)
Interest expense	(345)	(942)	(18,460)	(30,809)
Interest expense - related party	-	1	-	(807)
Loss on settlement of debt and accrued expenses	-	(190,921)	-	(190,921)
Loss on impairment of available-for-sale securities	-		-	(76,050)
Consulting revenue, net of expense	-	81,457	111,401	184,303
Total other income (expense) - net	(345)	(110,405)	92,941	(114,284)

Net loss	$(198,705)	$(461,731)	$(744,434)	$(867,753)

Net loss per common share - basic and diluted	$(0.01)	$(0.03)	$(0.02)	$0.05

Weighted average number of common shares outstanding during the period - basic and diluted	30,457,275	18,056,007	30,995,808	18,056,007

Comprehensive loss
Net loss	$(198,705)	$(461,731)	$(744,434)	$(867,753)
Reclassification adjustment due to impairment on available-for-sale securities	-	-	-	37,800
Comprehensive loss	$(198,705)	$(461,731)	$(744,434)	$(829,953)

See accompanying notes to unaudited consolidated financial statements

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended August 31,
	2014		2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(744,434)	$(867,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of marketable securities		-	76,050
Loss on settlement of debt and accrued expenses			190,921
Depreciation		9,256	4,427
Stock based compensation		236,151	60,000
Amortization of debt discount		-	25,000
Amortization of stock to be issued for services rendered		-	51,333
Changes in operating assets and liabilities:
Accounts receivable		27,591	(25,389)
Prepaid expenses		9,730	(11,070)
Security deposit		-	(11,193)
Accounts payable and accrued expenses		273,572	67,494
Accounts payable and accrued expenses - related parties		(71,311)	310,830
Deferred revenue		-	(56,429)
Net Cash Used In Operating Activities		(259,445)	(185,779)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment		(4,755)	-
Net Cash Provided By Investing Activities		(4,755)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt		125,000	25,000
Proceeds from notes payable		30,000	181,506
Proceeds from notes payable - related parties		1,200	-
Proceeds from issuance of common stock		100	12,900
Net Cash Provided By Financing Activities		156,300	219,406

Net Increase (Decrease) in Cash		(107,900)	33,627

Cash - Beginning of Period		109,172	16,956

Cash - End of Period		$1,272	$50,583

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes		$-	$-
Interest		$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of debt and accrued expenses	$		$29,392
Common stock issued for conversion of debt and accrued expenses - related party	$		$127,644
Common stock issued for conversion of notes payable	$		$183,306
Common stock issued for conversion of notes payable - related party	$		$40,500
Debt discount recorded on convertible debt	$		$25,000

See accompanying notes to unaudited consolidated financial statements

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2014

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

The accompanying unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2013 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended November 30, 2013 and 2012. The financial information as of August 31, 2014 is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended November 30, 2013.  The interim results for the three and nine months ended August 31, 2014 are not necessarily indicative of the results to be expected for the year ending November 30, 2014 or for any future interim periods.

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

Note 2 Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $744,434 and net cash used in operations of $259,445 for the nine months ended August 31, 2014. Additionally, the Company had a working capital deficit of $2,180,507 and a stockholders’ deficit of $2,144,994 at August 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

See accompanying notes to unaudited consolidated financial statements

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2014

Unaudited

Note 3 Equipment

At August 31, 2014 and November 30, 2013, equipment consists of the following:

	2014	2013	Estimated Useful Life
Computer Equipment and Testing Equipment	$48,127	$43,402	5 years
Less: Accumulated depreciation	(23,807)	(14,581)
Equipment, net	$24,320	$28,821

Note 4. Notes Payable and Convertible Debt

Notes payable consists of the following:

Notes payable to third parties at August 31, 2014 and November 30, 2013, in the amount of $118,000 due on demand at 4% and $88,000 due on demand at 8%. A third party investor advanced $30,000 in July 2014, which was due August 8, 2014. The debt has not been repaid. Accrued interest at August 31, 2014, and November 30, 2013 amounted to $1,887 and $6,149, respectively, which is included as a component of accounts payable and accrued expenses. Interest expense on notes payable to third parties amounted to $345 and $687 for the three months ended August 31, 2014 and 2013, respectively.

The following is a summary of the Company’s convertible debt at August 31, 2014 and November 30, 2013:

		Interest
	Balance	Rate	Maturity
Balance - November 30, 2013	$125,000	8%	Jan. 22, 2015
Borrowings	125,000	8%	Feb. 3, 2015
Balance - August 31, 2014	$250,000

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

Accrued interest at August 31, 2014 and November 30, 2013 amounted to $7,998 and $6,368, respectively, which is included as a component of accounts payable and accrued expenses.

Interest expense on convertible debt with third parties amounted to $345 and $942 for the three month period ending August 31, 2014 and August 31, 2013, respectively.

Note 5 .Related Party Transactions

Notes payable to related parties at August 31, 2014 and November 30, 2013 is $1,375 and $175, respectively.

Accrued interest at August 31, 2014 and November 30, 2013, amounted to $20 and $190 and is a component of accounts payable and accrued expenses – related parties. Interest expense on notes payable to related parties amounted to $-0- and $(1) for the three months ended August 31, 2014 and August 31, 2013, respectively.

The Company has separated accounts payable and accrued expenses on the balance sheet to reflect amounts due to related parties primarily consisting of officer compensation, health insurance, interest on notes and reimbursable expenses to officers for travel, meals and entertainment, vehicle and other related business expenses.

See accompanying notes to unaudited consolidated financial statements

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2014

Unaudited

Note 6. Stockholders’ Deficit

(A) Common Stock

The Company authorized 250,000 shares, which have not yet been issued, during the quarter ended August 31, 2104, pursuant to the terms of a consulting agreement. There are 30,781,180 shares and 30,281,180 shares issued and outstanding at August 31, 2014 and November 30, 2013, respectively.

(B) Restricted Stock

On June 21, 2013, the Company granted 1,500,000 shares of common stock to a consultant for services to be provided over a twelve month period, commencing June 1, 2013. The shares will vest after one year of service; however the Company issued the shares in September 2013. The value of the shares is trued up quarterly over the period. For the three months ended August 31, 2014, the company recognized a $37,500 decrease in expense, bringing the total expense for these restricted shares to $120,000 and a reduction of $23,750 for the nine months ended August 31, 2014. All of the shares have vested as of August 31, 2014.

On June 25, 2013, the Company’s Chief Executive Officer and Director of Business Strategy were each granted 2,000,000 shares of common stock in exchange for continuing to work without cash payment of their full salary and to convert accrued expenses and a note payable (see Note 9). The shares vested after one year of service and will not replace the Company’s obligation to pay the required salary over the next year. The fair value of the common stock at the date of grant was $ 0.09 per share based upon the closing market price on the date of grant. The aggregate grant date fair value of the awards amounted to $ 360,000, which will be recognized as compensation expense over the vesting period. The Company recorded $ 210,000 of compensation expense during the nine months ended August 31, 2014 with respect to these awards.

A summary of the restricted stock award activity for the twelve months ended November 30, 2013 is as follows:

Weighted Average
		Weighted	Remaining
	Number of	Average Grant	Contractual Life	Aggregate
	Shares	Date Fair Value	(in Years)	Intrinsic Value

Unvested - November 30, 2013	5,500,000	$0.07	0.6	$-
Unvested – August 31, 2014	-	$-	-	$-

The Company has entered into a six month consulting agreement with Caro Capital LLC to provide services for management consulting, business advisory, shareholder information and public relations. The Company will pay the consulting firm up to $12,000 and provide 500,000 shares of restricted common stock, according to the terms of the agreement. As of August 31, 2014, 250,000 shares were issued and 250,000 shares had been authorized, but not issued, according to the terms of the agreement. The 500,000 shares were recorded and valued at $49,900.

See accompanying notes to unaudited consolidated financial statements

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2014

Unaudited

Note 7. Commitments and Contingencies

Commitments

Employment Agreements – Officers and Directors

As of August 31, 2014, the Company had employment agreements with certain officers and directors (two individuals) containing the following provisions:

Term of contract 5 years, expiring on December 31, 2015 for Bonnie Nelson, Director

Salary   $ 120,000

Term of contract July 14, 2014 expiring on November 30, 2015 for Robert Kohn, CEO and CFO

Salary   $ 120,000

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

Rent expense was $33,317 and $34,309 for the nine month period ended August 31, 2014 and August 31, 2013, respectively.

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

We received notification of termination of the TSA project as of April 1, 2014 due to material and adverse events related to the necessity for building roads due to extreme flooding conditions and issues associated with clearing of the land. We entered into a Settlement Agreement with our sub-contractor in June 2014 for final payment for services related to the testing services agreement and all receivables and payables related to the testing services agreement were satisfied in June 2014.

See accompanying notes to unaudited consolidated financial statements

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2014

Unaudited

Note 9. Subsequent Events

The Company signed a Binding Term Sheet on September 9, 2014 to acquire Green3Power Holding Company under the following terms and conditions:

Purchase Price: BOPO will acquire 100% of the outstanding stock of G3P in a stock for stock transaction. BOPO will provide both Common Stock and a Convertible Preferred Stock in exchange for 100% of the shares (“G3P Shares”) on terms acceptable to G3P. The purchase price (the “Purchase Price”) to be paid by BOPO to the Existing Shareholders will equal:

(i) 20% of the outstanding Common Stock (“CS”) of BOPO to be paid on the Closing Date with a two year lock-up agreement.

(ii) a Convertible Preferred Stock (“PS”) to be converted up to 50% of the outstanding CS (approximately 30,000,000 common stock shares) at the time of closing prior to the issuance of the CS contemplated by this Transaction as determined in Paragraph 4 below. The Parties agree that they will structure the payments of the Purchase Price in a tax efficient manner and that any such structure will be subject to the mutual agreement of the Parties. The Parties intend to structure the Transaction as an exchange of G3P stock.

Conversion Rights of Convertible Preferred Stock:

At the end of two (2) years, G3P Existing Shareholders have the right to convert the PS into CS on the following basis:

If BOPO earns $ 0 net cash flow and G3P earns a minimum of $1,000,000 net cash flow then the PS can be converted into 50% of the CS outstanding prior to the issuance of the CS in this Transaction or a total of 70% of the outstanding shares at Closing including the CS issued at Closing; or

If BOPO and G3P earn a similar amount of net cash flow then G3P can convert the PS into 30% of the outstanding CS prior to the issuance of the CS in this Transaction or a total of 50% of the outstanding shares at Closing including the CS issued at Closing; or

If G3P earns $-0- net cash flow, then G3P cannot convert the PS but will retain the original 20% of the CS issued at Closing.

G3P also has an option, which can be exercised at the end of two (2) years to delay the conversion of the PS for an additional one year. If G3P exercises the option to delay the conversion for one more year, then G3P must provide evidence that one project is under construction or all contracts for the project are executed and funding is in place to commence construction.

Additionally, it should be noted that Green3Power Holding Company (G3P) had certain shareholders and personnel previously employed by EPM.

See accompanying notes to unaudited consolidated financial statements

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

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of BioPower Operations Corp. for the three and nine months ended August 31, 2014 and 2013. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Forward-looking statements are based on current expectations and assumptions and actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, those factors set forth in “Risk Factors” contained in Item 1A of our 2013 Annual Report.

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

We are a development stage company and have primarily generated revenues from a consulting agreement and from revenues earned from the testing phase in connection with the Testing Services Agreement in Paraguay. Revenues recognized to date are not indicative of future expected revenues.. Accordingly, we must raise cash from other sources, such as from the proceeds of loans, sale of common shares, advances from related parties and consulting agreements.

From inception (September 13, 2010) to August 31, 2014, the Company’s business operations have been primarily focused on developing our business plan, developing potential products and biomass projects, becoming a trading public company through an S-1 registration statement, raising money and licensing technologies.

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

See accompanying notes to unaudited consolidated financial statements

BioPower intends to utilize licensed technology to convert wastes into electricity and biofuels. We will create a special purpose entity (“SPE”) company for each project. Every SPE must have a sustainable, project with facilities to process the biomass into saleable products coupled with an end use agreement for the sale of electricity or biofuels. This end use agreement may enable the SPE to obtain financing based upon the potential profitability of each project. The Company intends to offer ownership in our initial SPEs to partners who can provide equity financing. The role BioPower will fulfill in each SPE is executive and general management, procurement of funding and development of markets for the sale of electricity or biofuels.

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

We are required to pay AGT 50% of any sub-license fees that we receive.  We are also required to pay AGT 12% in royalties on all revenues we earn from utilizing the technology. As of August 31, 2014, no amounts are due under the license agreement.

The patented technology is a one-step platform that integrates enzymatic fermentation process that requires no pretreatment of the feedstock before fermentation. During the fermentation process the bacteria within the wastes are inactivated by the injected proprietary microbes that also hydrolyze natural biopolymers and simultaneously convert the hydrolyzed fermentable sugars into ethanol.

See accompanying notes to unaudited consolidated financial statements

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

Three and Nine Months Ended August 31, 2014 Compared to the Three and Nine Months Ended August 31, 2014

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim consolidated financial statements:

	Three Months Ended August 31,		Change	Change
	2014	2013	(Dollars)	(Percentage)

Expenses
General and administrative expenses	$198,360	$351,326	$(152,966)	(52.1)%

Other Income (Expense)
Interest expense	(345)	(942)	(597)	(63.4)%
Interest expense - related party	-	1	(1)	(100.0)%
Loss on settlement of debt and accrued expenses	-	(190,921)	(190,921)	(100.0)%
Consulting revenue, net	-	81,457	(81,457)	(100.0)%

Total Other Income - net	(345)	(110,405)	(110,060)	(99.7)%

Net loss	$(198,705)	$(461,731)	$(263,026)	(56.9)%

See accompanying notes to unaudited consolidated financial statements

	Nine Months Ended August 31,		Change	Change
	2014	2013	(Dollars)	(Percentage)

Expenses
General and administrative expenses	$837,375	$753,469	$83,906	11.1%

Other Income (Expense)
Interest expense	(18,460)	(30,809)	(12,349)	(40.1)%
Interest expense - related party	-	(807)	(807)	(100.0)%
Loss on settlement of debt and accrued expenses	-	(190,921)	(190,921)	(100.0)%
Loss on impairment of available-for-sale securities	-	(76,050)	(76,050)	(100.0)%
		-	-
Consulting revenue, net	111,401	184,303	(72,902)	8.32%

Total Other Income - net	92,941	(114,284)	(207,225)	(181.3)%

Net loss	$(744,434)	$(867,753)	$(123,319)	(17.7)%

General and Administrative Expenses. Our general and administrative expenses are mainly comprised of compensation expense, corporate overhead, development costs, and financial and administrative contracted services for professional services including legal and accounting, SEC filing fees, and insurance. The decrease in our general and administrative expenses is primarily attributable to lower compensation expense due to the departure of our former President/Chief Operating Officer in August 2013. Additionally, insurance expense decreased during the three and nine months ended August 31, 2014 as a result of not renewing our directors’ and officers’ liability insurance.

Interest Expense. Interest expense for the three and nine months ended August 31, 2014 and 2013 primarily represents the accretion of debt discount to interest expense on our outstanding debt, as well as contractual interest expense on our notes payable and convertible debt.

Loss on settlement of debt. During the three and nine months ended August 31, 2014, we recognized a loss of $0 and $190,921, respectively, due to the conversions and settlements of notes, convertible notes and accrued expenses in August 2013.

Loss on impairment. The Company previously reported certain shares due to them by an escrow agent as available-for-sale securities. In May 2013, the Company was notified by the escrow agent that it would not release these shares. Accordingly, the Company determined the value of the available-for-sale securities to be impaired and recorded an impairment charge of $76,050 as of August 31, 2013.

Gain on Settlement of Consulting Revenue Receivable. In February 2013, the Company entered into a consulting agreement with a third party, pursuant to which we received 15,000,000 shares of the third party’s restricted common stock as payment for services to be rendered by us. As of August 31, 2013, the value of the shares received was $253,500, of which $120,000 was recorded as deferred revenue and $133,500 was recorded as gain on settlement of consulting revenue receivable.

Consulting Revenue. During the three months ended August 31, 2014 and 2013, the Company recognized $0 and $81,457, respectively; in net consulting revenue related to the consulting agreement entered into with a third party in February 2013. During the nine months ended August 31, 2014 and 2013, the Company recognized $111,401 and $184,303, respectively, in consulting revenue related to this same agreement.

See accompanying notes to unaudited consolidated financial statements

Liquidity and Financial Condition

	Nine Months Ended August 31,
Category	2014	2013

Net cash used in operating activities	$(259,445)	$(185,779)
Net cash provided (used) in investing activities	(4,755)	-
Net cash provided by financing activities	156,300	219,406

Net increase in cash	$(107,900)	$33,627

Cash Flows from Operating Activities

Net cash used in operating activities was $259,445 for the nine months ended August 31, 2014, compared with 185,779 for the comparable period in 2013. Net cash used in operating activities for the nine months ended August 31, 2014 is mainly attributable to our net loss of $744,434, offset by an increase in accounts payable and accrued expenses and stock based compensation. Net cash used in operating activities for the nine months ended August 31, 2013 is mainly attributable to our net loss of $867,753, offset by the loss on impairment of securities, an increase in accounts payable and accrued expenses due to related parties and an increase inconvertible debt and notes payable

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine months ended August 31, 2014 cash flows provided by financing activities was $156,300, compared to $219,406 for the comparable period in 2013. We received $156,200 in proceeds from convertible debt and notes payable with third parties and related parties during the nine months ended August 31, 2014, compared to $206,506 in proceeds from convertible debt during the nine months ended August 31, 2013. Management is seeking, and expects to continue to seek to raise additional capital through equity and/or debt financings, including through one or more equity or debt financings to fund its operations, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

The Company does not currently have sufficient resources to cover on-going expenses and expansion. As of August 31, 2014, the Company had cash of $1,272 and current liabilities of $2,183,556.  Our current liabilities include accounts payable and accrued expenses to related parties of $1,814,181. We have historically financed our operations primarily through private placements of common stock, loans from third parties and loans from our Officer. We plan on raising additional funds from investors to implement our business model.  In the event we are unsuccessful, this will have a negative impact on our operations.

As reflected in the accompanying unaudited interim consolidated financial statements, the Company has a net loss of $744,434 and net cash used in operations of $259,445 for the nine months ended August 31, 2014; and a working capital deficit of $2,180,507 at August 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

See accompanying notes to unaudited consolidated financial statements

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 31, 2014, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of August 31, 2014 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Other than the material weakness discussed below that was identified and remediated during the quarter ended August 31, 2014, there have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See accompanying notes to unaudited consolidated financial statements

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

See accompanying notes to unaudited consolidated financial statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 20, 2014	BioPower Operations Corporation

	By:	/s/ Robert D. Kohn
Robert D. Kohn, Chairman and Chief Executive Officer and Chief Financial Officer

See accompanying notes to unaudited consolidated financial statements

