Form 10-K
period 2014-11-30
Biopower Operations Corp
filed 2015-03-13
CIK 1510832

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer	[ ]	Non-accelerated filer	[ ]

Accelerated Filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of February 28, 2015, the last day of the Registrant’s most recently completed first fiscal quarter, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing stock price of $.20 per the close on, February 28, was approximately $2,509,905. Shares of the Registrant’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 11, 2015, there were 41,607,676 outstanding shares of the registrant’s common stock, $.0001 par value.

Documents incorporated by reference: None.

BioPower Operations Corporation

Form 10-K

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISK

Statements made in this 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Introductory Comment - Use of Terminology

Throughout this Annual Report on Form 10-K, the terms “we,” “us” and “our” refers to BioPower Operations Corporation and, unless the context indicates otherwise, our subsidiaries in which we hold 100% of such entities’ outstanding equity securities, including BioPower Corporation (“BioPower Corporation”), Green3Power Holdings Company and its subsidiaries (“G3P”), Green Oil Plantations Americas Inc. (“Green Oil”), Green Energy Crops Corporation (“GECC”), Agribopo, Inc., FTZ Exchange LLC and FTZ Energy Corporation, on a consolidated basis. Unless otherwise indicated, all monetary amounts are reflected in United States Dollars.

PART I

ITEM 1. BUSINESS

Overview

BioPower Operations Corporation (“we,” “our,” “BioPower”, “BIO” or the “Company”) was organized in Nevada on January 5, 2011. The Company and its subsidiaries intend to focus on developing waste to energy projects globally by designing, engineering, permitting, procuring equipment, managing construction and operating and maintaining facilities for the conversion of wastes into energy through licensed gasification technology including but not limited to producing electricity and synthetic fuels. The Company intends to also provide waste remediation services.

We have not yet generated or realized any revenues from business operations. Our auditors have issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business for the next twelve (12) months unless we obtain additional capital to pay our bills. This is because we have only generated minimal revenues from a testing agreement. Accordingly, we must raise cash from sources other than revenues generated such as from the proceeds of loans, sale of common shares, advances from related parties and consulting agreements.

About BioPower Operations Corporation

We are organized as a holding company. On October 24, 2014, the Company executed a Share Exchange Agreement with Green3Power Holdings Company (“G3P, a Delaware corporation,”) to acquire G3P and its wholly-owned subsidiaries Green3Power Operations Inc., a Delaware corporation (“G3P OPS”) and Green3Power International Company, a Nevis Corporation (“G3PI”), which are wholly-owned subsidiaries of the Company. This transaction was a stock for stock exchange, (See Share exchange Agreement below). We conduct all of our operations through Green3Power Holdings Company and their subsidiaries which are primarily engaged in the development of waste-to-energy projects and services including design, permitting, equipment procurement, construction management and operations and maintenance of the intended facilities. We intend to hold equity interests in the waste-to-energy facilities on a global basis and operate and maintain the facilities. A second business unit is focused on providing waste remediation services globally.

Strategy

Our mission is to provide waste and energy solutions on a global basis. We intend to do this through a variety of service offerings, including partially owning and operating and maintaining facilities for the conversion of waste to energy (known as “Waste-to-Energy” or “WtE”). Waste-to-Energy serves two key markets as both an on-going waste management solution that is environmentally superior to landfilling and as a source of clean energy that reduces overall greenhouse gas emissions.

Remediation waste is defined in 40 Code of Federal Regulations (CFR) 260.10 as “all solid and hazardous wastes, and all media (including groundwater, surface water, soils, and sediments) and debris, that are managed for implementing cleanup.”

We intend to pursue our mission through the following key strategies:

●	Our licensed gasification technology can convert a variety of wastes through modular units into electricity or high quality, low sulfur, synthetic green fuel. As we add new contracts for waste we can add additional modular units to handle the conversion. Because our licensed gasification is modular and built in series, we are able to service and maintain the lines and systems while operating the facilities continuously.

●	The Company intends to earn design, engineering, permitting, operations and maintenance fees and under certain circumstances EPC (Engineering, Equipment Procurement and Construction Management) fees from WtE projects.

●	We have strategically aligned with Vanderweil Engineers to develop WtE facilities in the United States. Vanderweil has been in business since 1950 and its Power Engineering group is expert at developing WtE projects, designing, engineering and permitting power generation facilities.

●	The Company intends to maintain a minimum of a twenty percent (20%) equity interest in each of its developed projects.

●	We have partnered with project development groups globally who have been in different stages of development of WtE projects in Europe, Africa and Asia. These groups can also provide partial or total financing for some of these projects.

●	We intend to maximize the long-term value of WtE facilities by adding waste, service or off-take energy contracts, seeking incremental revenue opportunities and deploying new or improved technologies, systems and processes targeted at increasing revenue and reducing costs.

●	We seek to grow primarily through the development of new facilities or acquisitions of existing permitted facilities that we can retrofit or upgrade. These developments and acquisitions must be in selected attractive markets where we believe that market and regulatory conditions will enable us to utilize our skills and best practices at attractive rates of return. We are currently focusing on opportunities in the United States, Middle East, Africa, Europe and Asia. We believe that our approach to these opportunities is highly-disciplined, both with regard to our required rates of return and the manner in which potential new projects will be structured and financed.

●	We believe that our efforts to develop our business will be enhanced by the development of additional technologies in such fields as gasification, recycling, alternative waste remediation and treatment processes and emission controls. We intend to use research and development efforts in some of these areas relevant to our WtE and waste remediation businesses.

●	Our intention is to maintain a focus on sustainability- the on-going methodology for improving the environment. We seek to achieve continuous improvement in environmental performance, beyond compliance with legally required standards.

Our Waste-to-Energy Business

The WtE facilities we intend to build may earn revenue from both the disposal and processing of waste and the generation of electricity, as well as from the sale of synthetic low sulfur fuels and recyclables recovered during the WtE process. In order to finance projects through traditional project finance, long-term contracts (off-take agreements) need to be executed for the sale of electricity or fuels in combination with equity and debt investments. There can be no assurance we will ever bring the development of a WtE facility into operation, partially own a WtE facility or operate and maintain a WtE facility.

Waste-to-energy serves two key markets as both an on-going waste management solution that is environmentally superior to landfilling and as a source of clean energy that reduces overall greenhouse gas emissions. Waste-to-energy is considered renewable under the laws of many states and under U.S. federal law.

Typical Gasification Electricity or Synthetic Fuel Production Facility

G3P designs, permits, procures equipment, manages construction, intends to partially own and intends to operate and maintain Gasification Waste-to-Energy power plants, using our unique licensed gasification technology, an upgrade to present gasification technology in use around the world for the last 30 years. These innovative gasifier designs enable the company to enhance the thermal output which could provide an increase in revenues and bottom lines. We intend to produce energy through the gasification of non-hazardous municipal solid waste (“MSW”) or other wastes including used tires, tree cuttings, construction and demolition (C&D) wastes and biomass in our specially designed refuse-derived fuel facilities which process waste prior to combustion and gasification, in which waste is heated to create gases (syngas) which are then combusted into steam which can be turned into electricity through traditional steam turbines or create fuel through a Fisher-Tropsch process that has been used for almost the last one hundred years to create fuels. There can be no assurance we will ever build our first WtE facility.

To our knowledge this is the cleanest and most cost effective technology for the conversion of wastes to produce electricity or diesel fuels. Utilizing a Sorting Facility and an advanced dryer system on the front-end, enables solid wastes, construction & demolition wastes, medical, biological, and pharmaceutical wastes, and used tires as feedstock to produce electricity and synthetic fuels. The front-end drying system is especially helpful in developing countries where there is high organic content and high moisture content waste. G3P also provides waste remediation services and can provide licensed technologies for wastewater treatment facilities.

Sorting Facility

1.	The MSW received is pre-processed including shredding and sorting. In a typical gasification facility, waste collection trucks deliver waste to the facility where it is dumped onto a sorting floor. The waste is then sorted to separate out glass, metal, e-waste, soil, rock, and concrete for recycling. We intend to remove unacceptable waste such as batteries, household hazardous waste, and inert industrial hazardous waste. The used tires are debeaded, shredded, and fed to the gasifiers with the MSW.

Gasifiers

2.	With limited and regulated flow of air, the used tires and MSW are converted to Synthesis Gas (Syngas), which is converted to steam and electricity or synthetic fuel.

Synthetic Fuel Production Facility

3.	Synthetic fuel production facility from the synthesis gas produced by the gasification facility using a Fischer-Tropsch Reactor and condensation column.

Leachate/Water Treatment Plant

4.	The leachate water from waste and condensate from the boiler and steam turbine are used as boiler feed water. The high pressure steam generated drives a turbine that generates power, which is output to the grid. A patented drying system is used to extract water from the waste, making the system extremely efficient for wet, organic waste, and resulting in extraction of 100 percent of the water needs for the facility from the waste, and from precipitation at the facility. The facility does not use city drinking water, and does not discharge wastewater to the sanitary sewer.

Slagging Unit

5.	The residue is inert ash that can be used in a variety of ways. This constitutes less than 5 percent of the tonnage of used tires or MSW sent to the facility per day. This ash is free of toxic pollutants and can be safely used as aggregate, or may be used to make concrete block.

Flue Gas Treatment System

6.	Construction of State of the Art Flue Gas Treatment System. All international pollution control standards can be met, since the plant design inherently generates less than 2 to 3 orders of magnitude of effluent gas, particulates, and heavy metals as compared to U.S. EPA Air Quality Standards, which are amongst the most stringent in the world.

Emissions and Odorless System

7.	The unique design of the Green[3]Power Licensed gasification technology ensures negligible quantities of dioxins, furans, NOx, SOx, CO2, volatile hydrocarbons, and particulate matter into the atmosphere. The efficiency of Synthetic fuel production depends on the characteristics of the feedstock.

The Gasification Synthetic Fuel Production Facilities can be designed to be enclosed in buildings. The air management systems for the Gasification Facilities have the intakes located inside the buildings. As a result, all odors generated by the MSW are captured by the air management system and are treated in the Gasifiers at temperatures of 1,000 ºC and higher. Therefore, all odor causing chemicals are destroyed. The buildings are maintained at very high negative pressures, resulting in high velocities into the buildings when the doors are opened. Therefore, it is not possible for any odors to leave the buildings, and wastes are not tipped outside the buildings, so no odors are generated by the facilities.

8.	Green[3]Power is the only company authorized to implement projects using this design.

Environmental Benefits of Waste-to-Energy

We believe that WtE offers solutions to public sector leaders around the world for addressing two key issues: on-going management of waste and renewable energy generation. We believe that the environmental benefits of WtE, as an alternative to landfilling, are clear and compelling: by processing municipal solid waste in our intended WtE facilities, where we can reduce greenhouse gas (“GHG”) emissions (as the methane emitted by landfills is over 34 times more potent than carbon dioxide (“CO2”) over a 100 year period), lower the risk of groundwater contamination, and conserve land. At the same time, WtE generates clean, reliable energy from a renewable fuel source, thus reducing dependence on fossil fuels, the combustion of which is itself a major contributor of GHG emissions. The United States Environmental Protection Agency (“EPA”), using lifecycle tools such as its own Municipal Solid Waste Decision Support Tool, has found that, on average, approximately one ton of CO2-equivalent is reduced relative to landfilling for every ton of waste processed. Compared with fossil based generation, each ton of waste processed eliminates the need to consume approximately one barrel of oil or one-quarter ton of coal, in order to generate the equivalent amount of electricity. As public planners address their needs for more environmentally sustainable waste management and energy generation in the years ahead, we believe that WtE will be an increasingly attractive alternative.

Waste Remediation

G3P management has significant experience in waste remediation projects. Remediation waste is defined as all solid and hazardous wastes, and all media (including groundwater, surface water, soils, and sediments) and debris, that are managed for implementing cleanup and regulatory compliance. Waste remediation includes the removal of toxins from landfills, superfund sites and water remediation. G3P intends to provide services for waste remediation on a global basis. There can be no assurance any project will successfully be developed or financed.

Environmental and Humanitarian Benefits of Waste Remediation

The importance of waste remediation goes far beyond economic reasons include providing basic humanitarian services including clean drinking water and a healthy environment to hundreds of millions of people who suffer from cholera, cancers and other diseases created by unsound environmental conditions. The management team has the experience and knowledge to provide waste remediation services which can solve these environmental problems while earning significant service fees from providing these remediation services.

Present Operations

Waste-to-Energy Projects

We are currently in different stages of development of WtE projects in the United States with Vanderweil Engineers (primarily in Arizona, California and Hawaii); and in joint venture with Active Plus with offices in Sweden and Hong Kong for the development of WtE projects outside the United States in Eastern Europe (primarily in Kosovo); the Middle East and the UAE.; the Philippines, Indonesia, Korea and South Vietnam; and various African countries including Kenya, Nigeria, Congo, and others.

We intend to generate revenues from our WtE projects in the following ways: prior to commencing facility operations we intend to earn fees from developing, designing, and permitting the WtE facility and EPC contractor fees (for engineering, equipment procurement and construction management of the facility). After the facility is in operation our revenues will be derived from four main sources: (1) fees charged for waste received (tipping fees); (2) the sale of electricity and/or steam, and (3) the sale of synthetic fuels. (4) We will also receive operations and maintenance fees for each facility and we also have ancillary waste streams from the sale of ferrous and non-ferrous metals and other recyclables that are recovered from the waste stream as part of the WtE process. Our intended facilities may sell energy primarily to utilities or government owned municipalities at contracted rates or, where a long term contract is not in place, at prevailing market rates in regional markets.

WtE Project Contracts

Most of our WtE projects will be developed and structured contractually as part of a competitive procurement process conducted by municipal and government entities. Although each contractual agreement has similarities, each contract is different, reflecting the specific needs and concerns of the community, applicable regulatory requirements and/or other factors.

Our WtE project contracts may include waste agreements known as “Tipping Fee” contracts. Tipping Fee contracts are based on a per-ton fee we receive for receiving and processing each ton of waste. Each project intends to retain all of the revenue generated from the production of energy and recyclable sales in each special purpose vehicle (“SPV”) that is formed for each facility.

Our WtE project contracts may include off-take agreements for the sale of electricity known as a Power Purchase Agreement (“PPA”). Power Purchase Agreements are usually with utility companies, municipalities, government agencies or end users and may contract for the purchase of electricity at a fairly constant rate for 5 – 30 years with extensions subject to consumer price index changes. Fuel is a commodity and can be sold into the wholesale markets and is subject to fluctuations in the prices of the market which may vary significantly from country to country. Contracts are shorter in term and subject to market fluctuations.

Financing and Ownership of WtE Facilities

We intend to partially own each WtE facility.

G3P intends to create a special purpose entity (“SPE”) company for each waste to energy project. Every SPE must have a sustainable project including facilities to process the waste into saleable products such as electricity or synthetic fuels. Each project will have joint venture partners that may provide various necessary elements for a project to obtain finance including: business development, waste services, technology and/or the sale of end products produced. The Company intends to offer ownership in our initial SPEs to co-development partners and investors. Each project may have a waste agreement possibly coupled with an end use agreement. These agreements may enable the SPE to obtain traditional project finance based upon the potential profitability of each project. The role G3P intends to fulfill in each SPE is executive and general management, engineering and permitting, EPC role (engineering, procurement of equipment and construction management), procurement of funding and development of markets for the sale of end products and operations and maintenance of each plant. There can be no assurance any project will successfully be developed or financed.

Corporate History

On January 6, 2011, we acquired 100% of BioPower Corporation (“BC”), a Florida corporation incorporated on September 13, 2010, by our CEO and Director contributing 100% of the outstanding shares to the Company. As a result, BC became a wholly-owned subsidiary of the Company.

On April 5, 2012, the Company received notice from The Depository Trust Company “DTC” of the eligibility effective immediately of its common shares for electronic trading under the OTCQB trading symbol “BOPO.”

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

On November 27, 2012 the Company entered into a non-exclusive global license with Advanced Green Technologies, LLC. to convert biomass wastes from animals, humans and cellulosic biomass to Cellulosic ethanol, fertilizer and other derivative products. The Board of Directors agreed to sell this subsidiary pursuant to the October 24, 2014 transaction described below.

As of November 30, 2012, we considered the Green Oils license worthless as the Licensor cannot provide the due diligence necessary for funding projects through traditional project finance. The Company intends to put a stop on the transfer of any common stock paid for this license.

On July 2, 2013, the Company entered into agreements for the first stage of a project to develop a castor plantation and milling operation in the Republic of Paraguay with offshore entities for the testing and development of the project subject to material adverse events - the TSA Project. As of April 1, 2014, we received notification of termination of the TSA project due to material and adverse events related to the necessity for building roads due to extreme flooding conditions and issues associated with clearing of the land.

On November 13, 2013 we entered into a joint venture agreement and formed MicrobeSynergy, LLC, a 50-50 joint venture for the exclusive distribution of a cellulosic advanced biofuels technology. We have to meet certain Milestones to maintain exclusivity; otherwise we would have a non-exclusive license. The Company believes that we met Milestone I but we have received notification from our joint venture partner that we did not meet Milestone 1. The Board of Directors agreed to sell this subsidiary pursuant to the October 24, 2014 transaction described below.

On October 24, 2014, BioPower Operations Corporation (the “Company” or “BOPO”) executed a Share Exchange Agreement (“SEA”) with Green3Power Holdings Company (“G3P”) to acquire G3P and its wholly-owned subsidiaries Green3Power Operations Inc., a Delaware corporation (“G3P OPS”) and Green3Power International Company, a Nevis Corporation (“G3PI”). Pursuant to the terms thereof, G3P shareholders exchanged their G3P stock for 20% of the outstanding common stock of BioPower after issuance and future consideration based on performance. Following the Closing, G3P, G3P OPS and G3PI became wholly-owned subsidiaries of the Company. G3P is a development stage company that is an engineering firm developing waste-to-energy projects using exclusively licensed gasification technology, which can convert wastes to energy including electricity and synthetic fuels. G3P designs, procures equipment, manages the construction, intends to partially own and operate and maintain Gasification Waste-to-Energy power plants, using their unique thermal exclusively licensed gasification technology, an upgrade to present gasification technology in use around the world for the last 30 years. G3P has many projects under development but there can be no assurance that their first gasification facility will ever be built. G3P also provides waste remediation services.

BioPower and G3P Strategic Alliance

BioPower and G3P entered into a strategic alliance to split the ownership of each project when BioPower develops the project or provides financing for the project. This strategic alliance will end in two years from October 24, 2014 unless extended for one year under the terms of the SEA Agreement. The sole purpose of splitting the ownership is to define each company’s revenues under the SEA Agreement. (See SEA Agreement). BioPower’s management has pursued business development activities for both potential waste-to-energy projects as well as waste remediation projects. There can be no assurance such business development will ever lead to a successful project.

MARKETS, COMPETITION AND BUSINESS CONDITIONS

Waste Services

Post recycled solid waste generation in the United States is over 275 million tons per year, of which the WtE industry processes approximately 11%. WtE is an important part of the waste management infrastructure of the United States, particularly in regions with high population density but limited availability of land for landfilling, with 82 facilities currently in operation that collectively process over 25 million tons of post-recycled solid waste and serve the needs of over 25 million people and produce enough electricity for the equivalent of 1.3 million homes. The use of WtE is even more prevalent in Western Europe and many countries in Asia, such as Japan. Over 1,000 WtE facilities are in use today around the world, processing approximately 200 million tons of waste per year. In the waste management hierarchies of the United States EPA and the European Union, WtE is designated as a superior solution to landfilling.

Renewable Energy

Public policy in the United States, at both the state and national levels, has developed over the past several years in support of increased generation of renewable energy as a means of combating the potential effects of climate change, as well as increasing domestic energy security. Today in the United States, approximately 12% of electricity is generated from renewable sources, slightly over half of which is hydroelectric power.

WtE contributes approximately 7% of the nation’s non-hydroelectric renewable power. WtE is designated as renewable energy in 31 states, the District of Columbia, and Puerto Rico, as well as in several federal statutes and policies. Unlike most other renewable resources, WtE generation can serve base-load demand and is more often located near population centers where demand is greatest, minimizing the need for expensive incremental transmission infrastructure.

General Business Conditions

Waste and Energy Markets - We compete in waste markets which are highly competitive. In the United States, the market for waste management is almost entirely price-driven and is greatly influenced by economic factors within regional waste markets. These factors include:

●	regional population and overall waste production rates;

●	the number of waste disposal sites (including principally landfills, other WtE facilities and transfer stations) in existence or in the planning or permitting process;

●	the available disposal capacity (in terms of tons of waste per day) that can be offered by other regional disposal sites;

●	the extent to which local governments seek to control transportation and/or disposal of waste within their jurisdictions;

●	the extent to which local governments and businesses continue to value sustainable approaches to handling of wastes; and

●	the availability and cost of transportation options (e.g., rail, inter-modal, trucking) to provide access to more distant disposal sites, thereby affecting the size of the waste market itself.

Waste service providers seek to obtain waste supplies for their facilities by competing on price (usually on a per-ton basis) with other service providers. We actively must compete in these markets to enter into spot, medium- and long-term contracts for our project development WtE facilities. These WtE projects are generally in densely-populated areas, with high waste generation rates and numerous large and small participants.

Technology, Research and Development

Globally, we have the Exclusive License right to market the proprietary gasification technology. We believe that our know-how and management’s reputation in the field of WtE and our know-how in designing, engineering and permitting WtE facilities are important to our competitive position in the WtE industry.

Through project development, joint venture and strategic alliance partners and acquisitions, we intend to partially own in joint venture and operate and maintain WtE facilities which utilize our licensed gasification technology. As we continue our efforts to develop and/or acquire additional WtE projects internationally, we will consider using the licensed gasification technology for the production of electricity or synthetic fuels, which best fit the needs of the local environment of a particular project.

We believe that our licensed gasification technology offers an environmentally superior solution to post-recycled waste management and energy challenges faced by leaders around the world, and that our efforts to expand our business will be enhanced by the development of additional technologies in such fields as emission controls, residue disposal and alternative waste treatment processes. Our management team has developed new and cost-effective technologies that represented major advances in controlling NOx and SOx emissions. These technologies have been tested at existing gasification facilities, not owned by G3P, and are now operating. We intend to maintain a focus on research and development of technologies in these and other areas that we believe will enhance our competitive position, and offer new technical solutions to waste and energy problems that augment and complement our business.

A number of other companies are similarly engaged in new technology development focused on extracting energy from waste materials through a variety of technical approaches, including: gasification, pyrolysis or other combustion designs; converting waste to fuels; or processing waste to enable co-firing in larger power plants or industrial boilers. Firms engaged in these activities generally are more capitalized, and some engage in joint ventures with larger and well-capitalized companies. To date, we believe such efforts have not produced technologies that offer economically viable alternatives on a large scale.

REGULATION OF BUSINESS

Regulations Affecting Our Business

Environmental Regulations — General

Our business activities in the United States are extensively regulated pursuant to federal, state and local environmental laws. Federal laws, such as the Clean Air Act and Clean Water Act, and their state counterparts, govern discharges of pollutants to air and water. Other federal, state and local laws comprehensively govern the generation, transportation, storage, treatment and disposal of solid and hazardous waste and also regulate the storage and handling of chemicals and petroleum products (such laws and regulations are referred to collectively as the “Environmental Regulatory Laws”).

Other federal, state and local laws, such as the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “CERCLA” and collectively referred to with such other laws as the “Environmental Remediation Laws,” make us potentially liable on a joint and several basis for any onsite or offsite environmental contamination which may be associated with our activities and the activities at our intended sites. These include landfills we may own, operated or lease, or at which there has been disposal of residue or other waste generated, handled or processed by our facilities in the future. Some state and local laws also impose liabilities for injury to persons or property caused by site contamination. Some service agreements provide us with indemnification from certain liabilities.

The Environmental Remediation Laws prohibit disposal of regulated hazardous waste at municipal solid waste facilities. The service agreements recognize the potential for inadvertent and improper deliveries of hazardous waste and specify procedures for dealing with hazardous waste that is delivered to a facility. Under some service agreements, we may be responsible for some costs related to hazardous waste deliveries. We have not incurred material hazardous waste disposal costs to date.

The Environmental Regulatory Laws require that many permits be obtained before the commencement of construction and operation of any waste or renewable energy project, and further require that permits be maintained throughout the operating life of the facility. We can provide no assurance that all required permits will be issued or re-issued, and the process of obtaining such permits can often cause lengthy delays, including delays caused by third-party appeals challenging permit issuance. Our failure to meet conditions of these permits or of the Environmental Regulatory Laws can subject us to regulatory enforcement actions by the appropriate governmental authority, which could include fines, penalties, damages or other sanctions, such as orders requiring certain remedial actions or limiting or prohibiting operation. See Item 1A. Risk Factors — Compliance with environmental laws, including changes to such laws, could adversely affect our results of operations. To date, we have not incurred any penalties, been required to incur capital costs or additional expenses, or been subjected to restrictions on our operations as a result of violations of Environmental Regulatory Laws or permit requirements.

Our intended operations may be subject to proceedings and orders pertaining to emissions into the environment and other environmental violations, which may result in fines, penalties, damages or other sanctions, we believe that we will be in compliance with existing Environmental Regulatory Laws. We may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the correction and remediation of environmental conditions at disposal sites subject to CERCLA and/or analogous state Environmental Remediation Laws. Our ultimate liability in connection with such environmental claims will depend on many factors, including our volumetric share of waste, the total cost of remediation, and the financial viability of other companies that have also sent waste to a given site and, in the case of divested operations, our contractual arrangement with the purchaser of such operations.

The Environmental Regulatory Laws may change. New technology may be required or stricter standards may be established for the control of discharges of air or water pollutants, for storage and handling of petroleum products or chemicals, or for solid or hazardous waste or ash handling and disposal. Thus, as new technology is developed and proven, we may be required to incorporate it into new facilities. This new technology may be more expensive than the technology we currently intend to use.

Environmental Regulations — Recent Developments

Maximum Achievable Control Technology Rules (“MACT Rules”) — EPA is authorized under the Clean Air Act to issue rules periodically which tighten air emission requirements to achievable standards, as determined under a specified regulatory framework. EPA is required to establish these MACT rules for a variety of industries, including new and existing industrial boilers and municipal waste combustion (“MWC”) units. Our intended facilities intend to comply with all applicable MACT Rules currently in effect.

Energy Regulations

Our businesses are subject to the provisions of federal, state and local energy laws applicable to the development, ownership and operation of facilities located in the United States. The Federal Energy Regulatory Commission (“FERC”), among other things, regulates the transmission and the wholesale sale of electricity in interstate commerce under the authority of the Federal Power Act (“FPA”). In addition, under existing regulations, FERC determines whether an entity owning a generation facility is an Exempt Wholesale Generator (“EWG”), as defined in the Public Utility Holding Company Act of 2005 (“PUHCA 2005”). FERC also determines whether a generation facility meets the ownership and technical criteria of a Qualifying Facility (cogeneration facilities and other facilities making use of non-fossil fuel power sources such as waste, which meet certain size and other applicable requirements, referred to as “QF”), under the Public Utility Regulatory Policies Act of 1978 (“PURPA”). Our intended United States generating facilities intend to qualify as a QF or otherwise exempt, or the subsidiary owning the facility intends to be determined to be an EWG.

Federal Power Act — The FPA gives FERC exclusive rate-making jurisdiction over the wholesale sale of electricity and transmission of electricity in interstate commerce. Under the FPA, FERC, with certain exceptions, regulates the owners of facilities used for the wholesale sale of electricity or transmission of electricity in interstate commerce as public utilities. The FPA also gives FERC jurisdiction to review certain transactions and numerous other activities of public utilities. QFs intend to be exempt from FERC’s rate regulation under Sections 205 and 206 of the FPA because (i) the QF is 20 MW or smaller or (ii) its sales are made pursuant to a state regulatory authority’s implementation of PURPA. QFs that do not meet the exemptions would be required to obtain market-based rate authority from FERC or otherwise make sales pursuant to rates on file with FERC.

Under Section 205 of the FPA, public utilities are required to obtain FERC’s acceptance of their rate schedules for the wholesale sale of electricity. With respect to generating companies with market-based rate authorization, FERC has the right to suspend, revoke or revise that authority and require our sales of energy to be made on a cost-of-service basis if FERC subsequently determines that we can exercise market power, create barriers to entry, or engage in abusive affiliate transactions. In addition, amongst other requirements, market-based rate sellers are subject to certain market behavior and market manipulation rules and, if any of our subsidiaries were deemed to have violated any one of those rules, such subsidiary could be subject to potential disgorgement of profits associated with the violation and/or suspension or revocation of market-based rate authority, as well as criminal and civil penalties. If the market-based rate authority for one (or more) of our subsidiaries was revoked or it was not able to obtain market-based rate authority when necessary, and it was required to sell energy on a cost-of-service basis, it could become subject to the full accounting, record keeping and reporting requirements of FERC. Even where FERC has granted market-based rate authority, FERC may impose various market mitigation measures, including price caps, bidding rules and operating restrictions where it determines that potential market power might exist and that the public interest requires such potential market power to be mitigated. A loss of, or an inability to obtain, market-based rate authority could have a material adverse impact on our business. We can offer no assurance that FERC will not revisit its policies at some future time with the effect of limiting market-based rate authority, regulatory waivers, and blanket authorizations.

In compliance with Section 215 of the Energy Policy Act of 2005 (“EPAct 2005”), FERC has approved the North American Electric Reliability Corporation, or “NERC,” as the National Energy Reliability Organization, or “ERO”. As the ERO, NERC is responsible for the development and enforcement of mandatory reliability standards for the wholesale electric power system. Certain of our subsidiaries may become responsible for complying with the standards in the regions in which we may operate. NERC also has the ability to assess financial penalties for non-compliance. In addition to complying with NERC requirements, certain of our subsidiaries may have to comply with the requirements of the regional reliability council for the region in which that entity is located. Compliance with these reliability standards may require significant additional costs, and noncompliance could subject us to regulatory enforcement actions, fines, and increased compliance costs.

Public Utility Holding Company Act of 2005 — PUHCA 2005 provides FERC with certain authority over and access to books and records of public utility holding companies not otherwise exempt by virtue of their ownership of EWGs, QFs, and Foreign Utility Companies, as defined in PUHCA 2005. We may be deemed a public utility holding company, but if all or most of our generating facilities have QF status, are otherwise exempt, or are owned through EWGs, we are exempt from the accounting, record retention, and reporting requirements of PUHCA 2005.

EPAct 2005 eliminated the limitation on utility ownership of QFs. Over time, this may result in greater utility ownership of QFs and serve to increase competition with our businesses. EPAct 2005 also extended or established certain renewable energy incentives and tax credits which might be helpful to expand our businesses or for new development.

Public Utility Regulatory Policies Act — PURPA was passed in 1978 in large part to promote increased energy efficiency and development of independent power producers. PURPA created QFs to further both goals, and FERC is primarily charged with administering PURPA as it applies to QFs. FERC has promulgated regulations that exempt QFs from compliance with certain provisions of the FPA, PUHCA 2005, and certain state laws regulating the rates charged by, or the financial and organizational activities of, electric utilities. The exemptions afforded by PURPA to QFs from regulation under the FPA and most aspects of state electric utility regulation are of great importance to us and our competitors in the WtE and independent power industries.

PURPA also initially included a requirement that utilities must buy and sell power to QFs. Among other things, EPAct 2005 eliminated the obligation imposed on utilities to purchase power from QFs at an avoided cost rate where the QF has non-discriminatory access to wholesale energy markets having certain characteristics, including nondiscriminatory transmission and interconnection services. In addition, FERC has established a regulatory presumption that QFs with a capacity greater than 20 MW have non-discriminatory access to wholesale energy markets in most geographic regions in which we operate. As a result, many of our development projects must rely on competitive energy markets rather than PURPA’s historic avoided cost rates in establishing and maintaining their viability. Existing contracts entered into under PURPA are not impacted, but as these contracts expire, a significant and increasing portion of our electricity output will be sold at rates determined through our participation in competitive energy markets.

Recent Policy Debate Regarding Climate Change and Renewable Energy

The public and political debate over GHG emissions (principally CO2 and methane) and their contribution to climate change continues both internationally and domestically. Any resulting regulations could in the future affect our business. WtE is internationally recognized as creating net reductions in GHG emissions and is otherwise environmentally beneficial, because it:

●	avoids CO2 emissions from fossil fuel power plants;

●	avoids methane emissions from landfills; and

●	avoids GHG emissions from mining and processing metal because it recovers and recycles scrap metals from waste.

In addition, WtE facilities are a domestic source of energy, preserve land, and are typically located close to the source of the waste and thus typically reduce fossil fuel consumption and air emissions associated with long-haul transportation of waste to landfills.

For policy makers at the local level who make decisions on sustainable waste management alternatives, we believe that using WtE instead of landfilling will result in significantly lower net GHG emissions, while also introducing more control over the cost of waste management and supply of local electrical power. We are actively engaged in encouraging policy makers at state and federal levels to enact legislation that supports WtE as a superior choice for communities to avoid both the environmental harm caused by landfilling waste, and reduce local reliance on fossil fuels as a source of energy.

Many of these same policy considerations apply equally to other renewable technologies, especially with respect to our intended biomass business. The extent to which such potential legislation and policy initiatives will affect our business will depend in part on whether WtE and our other renewable technologies are included within the range of clean technologies that could benefit from such legislation.

In the absence of new legislative efforts, EPA is continuing to move forward with its regulation of GHGs under the Clean Air Act (“CAA”). In 2011, GHG emissions became subject to the Prevention of Significant Deterioration (“PSD”) and Title V programs of the CAA. While the inclusion of GHGs under the Title V program does not introduce new requirements for existing facilities other than additional reporting requirements, the inclusion of GHGs under PSD will impact new facilities. In 2013, EPA re-proposed GHG performance standards for new power plants. The newly proposed rule does not apply to biomass or MWC units and the rule has not been finalized. EPA is also on a timeline to propose rules for existing power plants in 2014. We cannot predict at this time the potential impact to our business of EPA’s regulatory initiatives under the CAA, or whether EPA’s regulation will be impacted or superseded by any future climate change legislation. We continue to closely follow developments in this area.

While the political discussion in Congress, as well as at the state and regional levels, has not been aimed specifically at waste or WtE businesses, regulatory initiatives developed to date have been broad in scope and designed generally to promote renewable energy, develop a certified GHG inventory, and ultimately reduce GHG emissions. Many of these more developed initiatives have been at the state or regional levels, and some initiatives exist in regions where we intend to have projects. For example:

●	The Regional Greenhouse Gas Initiative (“RGGI”) is an operating regional “cap-and-trade” program focused on fossil fuel-fired electric generators which does not directly affect WtE facilities.

●	In 2006, the California legislature enacted Assembly Bill 32 (“AB 32”), the Global Warming Solutions Act of 2006, which seeks to reduce GHG emissions in California to 1990 levels by 2020. AB 32 includes an economy-wide “cap-and-trade” program, which could impact future California WtE facilities. In 2013, regulatory amendments were finalized to exclude WtE facilities from the cap-and-trade program in the first compliance period (2013-2014). However, the treatment of WtE facilities beyond 2014 is uncertain at this time.

Other Regulations

Most countries have expansive systems for the regulation of the energy business. These generally include provisions relating to ownership, licensing, rate setting and financing of generation and transmission facilities.

We provide waste and energy services through environmentally-protective project designs, regardless of the location of a particular project. Compliance with environmental standards comparable to those of the United States are often conditions to credit agreements by multilateral banking agencies, as well as other lenders or credit providers. The laws of various countries include pervasive regulation of emissions into the environment and provide governmental entities with the authority to impose sanctions for violations, although these requirements are generally different from those applicable in the United States. See Item 1A. Risk Factors — Exposure to international economic and political factors may materially and adversely affect our international businesses and — Compliance with environmental laws, including changes to such laws, could adversely affect our results of operations.

International Climate Change Policies

Certain international markets in which we compete have recently adopted regulatory or policy frameworks that encourage WtE projects as important components of GHG emission reduction strategies, as well as waste management planning and practice.

The European Union

The European Union has adopted regulations which require member states to reduce the utilization of and reliance upon landfill disposal. The legislation emanating from the European Union is primarily in the form of “Directives,” which are binding on the member states but must be transposed through national enabling legislation to implement their practical requirements, a process which can result in significant variance between the legislative schemes introduced by member states. Certain Directives notably affect the regulation of WtE facilities across the European Union. These include (1) Directive 96/61/EC concerning integrated pollution prevention and control (known as the “IPPC Directive”) which governs emissions to air, land and water from certain large industrial installations (amended several times and is now consolidated in Directive 2008/1/EC), (2) Directive 1999/31/EC concerning the landfill of waste (known as the “Landfill Directive”) which imposes operational and technical controls on landfills and restricts, on a reducing scale, the amount of biodegradable municipal waste which member states may dispose of to landfill, (3) Directive 2008/98/EC on waste (known as the revised “Waste Framework Directive”) which enshrines the waste hierarchy to divert waste from landfill and underpins a preference for efficient energy-from-waste for the recovery of value from residual wastes, and (4) Directive 2000/76/EC concerning the incineration of waste (known as the “Waste Incineration Directive” or “WID”), which imposes limits on emissions to air or water from the incineration and co-incineration of waste. Effective January 2014, the IPPC Directive and the WID will be merged, consolidated and replaced by Directive 2010/EU (the “Industrial Emissions Directive”).

Employee Health and Welfare

We are subject to numerous regulations enacted to protect and promote worker health and welfare through the implementation and enforcement of standards designed to prevent illness, injury and death in the workplace. The primary law relating to employee health and welfare applicable to our business in the United States is the Occupational Safety and Health Act of 1970 (“OSHA”), which establishes certain employer responsibilities including maintenance of a workplace free of recognized hazards likely to cause illness, death or serious injury, compliance with standards promulgated by OSHA, and assorted reporting and record keeping obligations, as well as disclosure and procedural requirements. Various OSHA standards apply to certain aspects of our intended operations.

Employee health and welfare laws governing our business in foreign jurisdictions include the Workplace Health and Safety Directive and the Directive concerning ionizing radiation in the European Union, and various provisions of the Canada Labour Code and related regulations in Canada.

EMPLOYEES

As of November 30, 2014, we had seven employees; our Chairman and Chief Executive Officer, a Director of Business Development & Strategy, and an accountant are part of BioPower. G3P has four full-time employees consisting of engineers, waste management professionals and a strategic manager. We also use various consultants, strategic alliance partners, joint venture partners and advisors. We intend to hire additional employees for project development and to manage and staff our operations as we raise capital and complete specific milestones that would require these employees. Each specific special purpose entity that is created for each project will hire their own employees and staff for waste to energy and facility operations. We presently rely on present management, consultants and advisors to direct our business.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration.

G3P has an exclusive global license agreement to deploy the licensed gasification technology. We have to pay up to $10,000,000 for these rights through the payment of a license fee against revenues. We also pay our Licensor royalties on revenues produced from utilizing the technology. This license fee reduces the $10,000,000. Once the full payment is made, G3P will own all rights to the technology with no further royalties due.

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

Costs and effects of compliance with environmental laws (foreign, federal, state and local)

While we anticipate costs for compliance with environmental laws, which will typically be for licensing or permitting operations, these are part of the normal and customary costs for every waste to energy operation. These costs generally vary by state, are not significant as relates to the total project cost, and are part of the business model costs for each facility.

FTZ Energy Exchange Corporation

FTZ Energy Exchange Corporation was incorporated on May 14, 2012 as a wholly-owned subsidiary of BioPower to launch an energy exchange. FTZ will require funding to launch an energy exchange. If waste to energy facilities are up and running, electricity and diesel fuels may be produced. At that time, the Board will revisit the proponents of having an energy exchange. There can be no assurance such funding will ever be achieved or that the energy exchange will ever be launched.

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

The following risk factors could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to our Business

We are subject to a going concern opinion from our independent auditors.

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended November 30, 2014, relative to our ability to continue as a going concern. We had a working capital deficit of ($2,127,569) and we have an accumulated deficit accumulated of ($5,680,186), as at November 30, 2014. Because our auditors have issued a going concern opinion, it means there is substantial uncertainty we will continue operations in which case you could lose your investment. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. As such we may have to cease operations and investors could lose their entire investment.

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

We need to obtain a significant amount of debt and/or equity capital to commence waste to energy projects, build significant facilities and operate the facilities, which we may not be able to obtain on acceptable terms or at all.

We will require additional capital to fund our business and project development plan. We may also encounter unforeseen costs that could also require us to seek additional capital. As a result, we expect to seek to raise additional debt and/or equity funding. The full and timely development and implementation of our business plan and growth strategy will require significant additional resources, and we may not be able to obtain the funding necessary to implement our growth strategy on acceptable terms or at all. An inability to obtain such funding would prevent us from continuing business development. Furthermore, our business strategy may not produce revenues even if successfully funded. We have not yet identified the sources for the additional financing we require and we do not have commitments from any third parties to provide this financing. We might not succeed, therefore, in raising additional equity capital or in negotiating and obtaining additional and acceptable financing. Our ability to obtain additional capital will also depend on market conditions, national and global economies and other factors beyond our control. We might not be able to obtain required working capital, the need for which is substantial given our business and development plan. The terms of any future debt or equity funding that we may obtain may be unfavorable to us and to our stockholders.

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

Weakness in the economy may have an adverse effect on our revenue, cash flow and our ability to grow our business.

Our business is directly affected by economic slowdowns and general reduction in demand for goods and services. A weak economy generally results in reduced overall demand for waste disposal, recyclables, electricity and fuel production. Under such conditions, the pricing we are able to charge for our waste management services, and for our energy and recycled materials, may decline and/or experience increased volatility. In addition, many of our potential customers are municipalities and government agencies which may be adversely affected in an economic downturn due to reduced tax and other revenues. Consequently some of these entities could be unable to pay adequate amounts or sign contracts for waste disposal.

Furthermore, lower prices for waste disposal and energy production, particularly in the absence of energy policies which encourage renewable technologies such as WtE, may also make it more difficult for us to sell waste and energy services at prices sufficient to allow us to develop new projects. These factors could have a material adverse effect on our profitability and cash flow.

Exposure to energy, waste disposal, recyclables and commodity prices may affect our results of operations.

Some of the electricity and steam we intend to sell, synthetic fuels and recyclables, are subject to market price volatility. Changes in the market prices for electricity and steam in particular can be affected by changes in natural gas prices, weather conditions and other market variables, while recyclable prices are affected by general economic conditions and global demand for construction, goods and services. Similarly, the portion of waste processing capacity which is not under contract may be subject to volatility, principally as a result of general economic activity and waste generation rates, as well as the availability of alternative disposal sites and the cost to transport waste to alternative disposal. Volatility with respect to all of these revenues could adversely impact our businesses’ profitability and financial performance. We may not be successful in our efforts to mitigate our exposure to price swings relating to these revenue streams.

We may experience volatility in the market prices and availability of commodities we purchase, such as reagents, chemicals and fuel. Any price increase, delivery disruption or reduction in the availability of such supplies could affect our ability to operate the facilities and impair our cash flow and profitability. We may not be successful in our efforts to mitigate our exposure to supply and price swings for these commodities.

Operation of our businesses involves significant risks, which could have an adverse effect on our intended cash flows and results of operations.

The operation of our businesses involves many risks, including:

●	supply or transportation interruptions;

●	the breakdown, failure or unplanned maintenance or repair of equipment or processes;

●	difficulty or inability to find suitable replacement parts for equipment;

●	the unavailability of sufficient quantities of waste or fuel;

●	fluctuations in the heating value of the waste we use for fuel at our WtE facilities;

●	failure or inadequate performance by subcontractors;

●	disruption in the transmission of electricity generated;

●	labor disputes and work stoppages;

●	unforeseen engineering and environmental problems;

●	unanticipated cost overruns;

●	weather interferences and catastrophic events including fires, explosions, earthquakes, droughts, pandemics and acts of terrorism; and

●	the exercise of the power of eminent domain.

We cannot predict the impact of these risks on our business or operations. One or more of these risks, if they were to occur, could have an adverse effect on our intended cash flows and results of operations.

Contracts to provide new waste services or services for waste-to-energy facilities involves significant risks, which could have an adverse effect on our intended cash flows and results of operations.

If we enter into contracts to provide new waste services or services for waste-to-energy facilities, we may face additional operating risks. These may include:

●	performance by multiple contractors critical to our ability to perform under new customer agreements;

●	logistics associated with transportation of waste with which we have limited experience; and

●	reliance on joint venture parties or technology providers with whom we have limited experience.

Compliance with environmental laws, including changes to such laws, could adversely affect our results of operations.

Our business is subject to extensive environmental regulation by federal, state, local and foreign authorities, primarily relating to air, waste (including residual ash) and water. Costs of compliance with federal, state, local and foreign existing and future environmental regulations could adversely affect our intended cash flow and profitability. If our business fails to comply with these regulations, we could be subject to civil or criminal liability, damages and fines.

In addition, lawsuits or enforcement actions by federal, state, local and/or foreign regulatory agencies may materially increase our costs. Stricter environmental regulation of air emissions, solid waste handling or combustion, residual ash handling and disposal, and waste water discharge could materially affect our cash flow and profitability. Certain environmental laws make us potentially liable on a joint and several basis for the remediation of contamination at or emanating from properties or facilities we may own, operate or properties to which we arranged for the disposal of hazardous substances. Such liability is not limited to the cleanup of contamination we actually caused. We cannot provide any assurance that we will not incur liability relating to the remediation of contamination, including contamination we did not cause. For additional information on environmental regulation, see Item 1. Business - Regulation of Business.

Existing environmental laws and regulations have been and could be revised or reinterpreted, and future changes in environmental laws and regulations are expected to occur. This may materially increase the amount we must invest to bring our intended facilities into compliance, impose additional expense on our operations, limit our ability to operate at capacity, or at all.

Changes in public policies and legislative initiatives could materially affect our business and prospects.

There has been substantial debate recently in the United States and abroad in the context of environmental and energy policies affecting climate change, the outcome of which could have a positive or negative influence on our project developments and our prospects for growing our business. Congress has considered proposed legislation which is designed to increase the proportion of the nation’s electricity that is generated from technologies considered “clean” or “renewable”, through mandatory generation levels, tax incentives, and other means. Congress has also considered enacting legislation which sets declining limits on greenhouse gas emissions, and requires generators to purchase rights to emit in excess of such limits, and allows such rights to be traded. For those sources of greenhouse gas emissions that are unable to meet the required limitations, such legislation could impose substantial financial burdens. Our business and future prospects could be adversely affected if renewable technologies we use were not included among those technologies identified in any final law as being clean or renewable or greenhouse gas reducing, and therefore not entitled to the benefits of such laws.

Dislocations in credit and capital markets and increased capital constraints on banks may make it difficult for us to borrow money or raise capital needed to finance the development and construction of new projects.

Our business is capital intensive and typically projects are funded through equity from investors coupled with borrowed money from project lenders to pay for a portion of the cost to construct facilities. Dislocations in the credit markets, including for project debt, and increased capital constraints on banks, have resulted in less credit being made available by banks and other lending institutions, and/or borrowing terms that are less favorable than has historically been the case. As a result, we may not be able to obtain financing for new facilities on terms, and/or for a cost, that we find acceptable, which may make it more difficult to grow our business through new projects to be developed.

Prolonged instability or worsening of the credit or capital markets may adversely affect our ability to obtain debt on favorable terms, or at all. Such circumstances could adversely affect our business, financial condition, and/or the share price of our common stock.

Our reputation could be adversely affected if we are unable to operate our businesses in compliance with laws, or if our efforts to grow our business results in adverse publicity.

If we encounter regulatory compliance issues in the course of operating our business, we may experience adverse publicity, which may intensify if such non-compliance results in civil or criminal liability. This adverse publicity may harm our reputation, and result in difficulties in attracting new customers and developing projects.

With respect to our efforts to grow and maintain our business globally, we sometimes experience opposition from advocacy groups or others intended to halt our development or on-going business. Such opposition is often intended to discourage third parties from doing business with us and may be based on misleading, inaccurate, incomplete or inflammatory assertions. Our reputation may be adversely affected as a result of adverse publicity resulting from such opposition. Such damage to our reputation could adversely affect our ability to grow our business.

Changes in technology may have a material adverse effect on our business.

Our company and others have recognized the value of the traditional waste stream as a potential resource. Research and development activities are ongoing to provide alternative and more efficient technologies to manage waste, produce or extract by-products from waste, or to produce power. We and many other companies are pursuing these technologies, and capital is being invested to find new approaches to waste management, waste treatment, and renewable power generation. It is possible that this deployment of capital may lead to advances in these or other technologies which will reduce the cost of waste management or power production to a level below our costs and/or provide new or alternative methods of waste management or energy generation that become more accepted than those we currently utilize. Unless we are able to participate in these advances, any of these changes could have a material adverse effect on our intended revenues and profitability.

Our ability to optimize our operations depends in part on our ability to compete for and obtain fuel for our facilities, and our failure to do so may adversely affect our financial results.

Our WtE facilities depend on solid waste for fuel, which provides a source of revenue. For some of our WtE facilities, the availability of solid waste to us, as well as the tipping fee that we charge to attract solid waste to our facilities, depends upon competition from a number of sources such as other WtE facilities, landfills and transfer stations competing for waste in the market area. There has been consolidation, and there may be further consolidation, in the solid waste industry that would reduce the number of solid waste collectors or haulers that are competing for disposal facilities or enable such collectors or haulers to use wholesale purchasing to negotiate favorable below-market rates. The consolidation in the solid waste industry has resulted in companies with vertically integrated collection activities and disposal facilities. Such consolidation may result in economies of scale for those companies, as well as the use of disposal capacity at facilities owned by such companies or by affiliated companies. Such activities can affect both the availability of waste to us for processing at our intended WtE facilities and market pricing, which could materially and adversely affect our results of operations.

Development and construction of new projects and expansions may not commence as anticipated, or at all.

The development and construction of new WtE facilities involves many risks including:

●	difficulties in identifying, obtaining and permitting suitable sites for new projects;

●	the inaccuracy of our assumptions with respect to the cost of and schedule for completing construction;

●	difficulty, delays or inability to obtain financing for a project on acceptable terms;

●	delays in deliveries of, or increases in the prices of, equipment sourced from other countries;

●	the unavailability of sufficient quantities of waste or other fuels for startup;

●	permitting and other regulatory issues, license revocation and changes in legal requirements;

●	labor disputes and work stoppages;

●	unforeseen engineering and environmental problems;

●	unanticipated cost overruns; and

●	weather interferences and catastrophic events including fires, explosions, earthquakes, droughts, pandemics and acts of terrorism.

In addition, new facilities have no operating history. A new facility may be unable to fund principal and interest payments under its debt service obligations or may operate at a loss. In certain situations, if a facility fails to achieve commercial operation, at certain levels or at all, termination rights in the agreements governing the facilities financing may be triggered, rendering all of the facility’s debt immediately due and payable. As a result, the facility may be rendered insolvent and we may lose our interest in the facility.

Construction activities may cost more and take longer than we estimate.

The design and construction of new projects requires us to contract for services from engineering and construction firms, and make substantial purchases of equipment such as boilers, turbine generators and other components that require large quantities of steel to fabricate. If worldwide demand for new infrastructure spending, including energy generating facilities and waste management facilities, increases, then prices for building materials such as steel, may also rise sharply. In addition, this increased demand would affect not only the cost of obtaining the services necessary to design and construct these facilities, but also the availability of quality firms to perform the services. These conditions may adversely affect our ability to successfully compete for new projects, or construct and complete such projects on time and within budget.

Exposure to foreign currency fluctuations may affect our results from operations or construction costs of facilities we develop in international markets.

We have sought to participate in projects where the host country has allowed the convertibility of its currency into U.S. dollars and repatriation of earnings, capital and profits subject to compliance with local regulatory requirements. As and if we grow our business in other countries and enter new international markets, we expect to invest substantial amounts in foreign currencies to pay for the construction costs of facilities we develop, or for the cost to acquire existing businesses or assets. Currency volatility in those markets, as well as the effectiveness of any currency hedging strategies we may implement, may impact the amount we are required to invest in new projects, as well as our reported results.

Our businesses generate their revenue primarily under long-term contracts and must avoid defaults under those contracts in order to service their debt and avoid material liability to contract counterparties.

We must satisfy performance and other obligations under contracts governing WtE facilities. These contracts typically require us to meet certain performance criteria relating to amounts of waste processed, energy generation rates per ton of waste processed, residue quantity and environmental standards. Our failure to satisfy these criteria may subject us to termination of operating contracts. If such a termination were to occur, we would lose the cash flow related to the projects and incur material termination damage liability. In circumstances where the contract has been terminated due to our default, we may not have sufficient sources of cash to pay such damages. We cannot assure you that we will be able to continue to perform our respective obligations under such contracts in order to avoid such contract terminations, or damages related to any such contract termination, or that if we could not avoid such terminations that we would have the cash resources to pay amounts that may then become due.

Our businesses depend on performance by third parties under contractual arrangements.

Our waste and energy services businesses depend on a limited number of third parties to, among other things, purchase the electric and steam energy produced by our future facilities, and supply and deliver the waste and other goods and services necessary for the operation of our future energy facilities. The viability of our future facilities depends significantly upon the performance by third parties in accordance with long-term contracts, and such performance depends on factors which may be beyond our control. If those third parties do not perform their obligations, or are excused from performing their obligations because of nonperformance by our waste and energy services businesses or other parties to the contracts, or due to force majeure events or changes in laws or regulations, our businesses may not be able to secure alternate arrangements on substantially the same terms, if at all, for the services provided under the contracts. In addition, the bankruptcy or insolvency of a participant or third party in our facilities could result in nonpayment or nonperformance of that party’s obligations to us. Many of these third parties are municipalities and public authorities. The economic slowdown and disruptions in credit markets have strained resources of these entities generally, and could make it difficult for these entities to honor their obligations to us.

With our initial contracts to sell electricity for intended projects, we expect to have exposure to market risk, and therefore revenue fluctuations, in energy markets than in waste markets. Consequently, we may enter into futures, forward contracts, swaps or options with financial institutions to hedge our exposure to market risk in energy markets. We can provide no assurances as to the financial stability or viability of these financial and other institutions.

Concentration of suppliers and customers may expose us to heightened financial exposure.

Our waste and energy services businesses often rely on single suppliers and single customers at our facilities, exposing such facilities to financial risks if any supplier or customer should fail to perform its obligations.

For example, our businesses often rely on a single supplier to provide waste, fuel, water and other services required to operate a facility and on a single customer or a few customers to purchase all or a significant portion of a facility’s output. The financial performance of these facilities depends on such customers and suppliers continuing to perform their obligations under their long-term agreements. A facility’s financial results could be materially and adversely affected if any one customer or supplier fails to fulfill its contractual obligations and we are unable to find other customers or suppliers to produce the same level of profitability. We cannot assure you that such performance failures by third parties will not occur or that if they do occur, such failures will not adversely affect the cash flows or profitability of our businesses.

In addition, we rely on the municipal clients as a source not only of waste for fuel, but also of revenue from the fees for waste services we provide. Because our contracts with municipal clients are generally long-term, we may be adversely affected if the credit quality of one or more of our municipal clients were to decline materially.

Exposure to international economic and political factors may materially and adversely affect our international businesses.

Our international operations expose us to political, legal, tax, currency, inflation, convertibility and repatriation risks, as well as potential constraints on the development and operation of potential business, any of which can limit the benefits to us of an international project.

The financing, development and operation of projects outside the United States can entail significant political and financial risks, which vary by country, including:

●	changes in law or regulations;

●	changes in electricity pricing;

●	changes in foreign tax laws and regulations;

●	changes in United States federal, state and local laws, including tax laws, related to foreign operations;

●	compliance with United States federal, state and local foreign corrupt practices laws;

●	changes in government policies or personnel;

●	changes in general economic conditions affecting each country, including conditions in financial markets;

●	changes in labor relations in operations outside the United States;

●	political, economic or military instability and civil unrest;

●	expropriation and confiscation of assets and facilities; and

●	credit quality of entities that purchase our power.

The legal and financial environment in foreign countries in which we currently are developing projects could also make it more difficult for us to enforce our rights under agreements relating to such projects.

Any or all of the risks identified above with respect to our international projects could adversely affect our profitability and cash generation. As a result, these risks may have a material adverse effect on our business, consolidated financial condition and results of operations.

Our reputation could be adversely affected if our businesses, or third parties with whom we have a relationship, were to fail to comply with United States or foreign anti-corruption laws or regulations.

Some of our project developments may be conducted in countries where corruption has historically penetrated the economy to a greater extent than in the United States. It is our policy to comply, and to require our local partners and those with whom we do business to comply, with all applicable anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, and with applicable local laws of the foreign countries in which we operate. Our reputation may be adversely affected if we were reported to be associated with corrupt practices or if we or our local partners failed to comply with such laws. Such damage to our reputation could adversely affect our ability to grow our business.

Energy regulation could adversely affect our revenues and costs of operations.

Our waste and energy services businesses are subject to extensive energy regulations by federal, state and foreign authorities. We cannot predict whether the federal, state or foreign governments will modify or adopt new legislation or regulations relating to the solid waste or energy industries. The economics, including the costs, of operating our facilities may be adversely affected by any changes in these regulations or in their interpretation or implementation or any future inability to comply with existing or future regulations or requirements.

For more information on energy regulations applicable to us, see Item 1. Business - Regulation of Business.

Failure to obtain regulatory approvals could adversely affect our operations.

Our waste and energy services businesses will be continually in the process of obtaining federal, state, local and foreign approvals required to permit and operate our intended facilities. While we believe our businesses will obtain all necessary permit and operating approvals, we may not always be able to obtain all required regulatory approvals, and we may not be able to obtain any necessary modifications to existing regulatory approvals or maintain all required regulatory approvals. If there is a delay in obtaining any required regulatory approvals or if we fail to obtain and comply with any required regulatory approvals, the operation of our intended facilities or the sale of electricity to third parties could be prevented, made subject to additional regulation or subject our businesses to additional costs.

The energy industry is becoming increasingly competitive, and we might not successfully respond to these changes.

We may not be able to respond in a timely or effective manner to the changes resulting in increased competition in the energy industry in global markets. These changes may include deregulation of the electric utility industry in some markets, privatization of the electric utility industry in other markets and increasing competition in all markets. To the extent competitive pressures increase and the pricing and sale of electricity assumes more characteristics of a commodity business, the economics of our business may be subject to greater volatility.

Changes in climate conditions could materially affect our business and prospects.

Significant changes in weather patterns and volatility could have a positive or negative influence on our existing business and our prospects for growing our business. Such changes may cause episodic events (such as floods or storms) that are difficult to predict or prepare for, or longer-term trends (such as droughts or sea-level rise). These or other meteorological changes could lead to increased operating costs, capital expenses, disruptions in facility operations or supply chains, changes in waste generation and interruptions in waste deliveries, altered availability of waste for plant cooling operations, and changes in energy pricing, among other effects.

We cannot assure you that our cash flow from operations will be sufficient to service our indebtedness, which could have a material adverse effect on our financial condition.

Our ability to meet our obligations under our indebtedness depends on our ability to receive dividends and distributions from our subsidiaries in the future. This, in turn, is subject to many factors, some of which are beyond our control, including the following:

●	the start-up of new facilities;

●	market conditions affecting waste disposal and energy pricing, as well as competition from other companies for contracts;

●	general economic, financial, competitive, legislative, regulatory and other factors.

We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us, in an amount sufficient to enable us to meet our payment obligations under our outstanding indebtedness and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our outstanding indebtedness, which could have a material and adverse effect on our financial condition.

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

Future impairment charges could have a material adverse impact on our financial condition and results of operations.

In accordance with accounting guidance, we evaluate long-lived assets for impairment whenever events or changes in circumstances, such as significant adverse changes in regulation, business climate or market conditions, could potentially indicate the carrying amount may not be recoverable. Significant reductions in our expected revenues or cash flows for an extended period of time resulting from such events could result in future asset impairment charges, which could have a material adverse impact on our financial condition and results of operations.

Security breaches and other disruptions to our information technology infrastructure could interfere with our operations, compromise information belonging to us and our customers, suppliers or employees, and expose us to liability that could adversely impact our business and reputation.

In the ordinary course of business, we rely on information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Despite security measures and business continuity plans, interruptions and breaches of computer and communications systems, including computer viruses, “hacking” and “cyber-attacks,” power outages, telecommunication or utility facilities, system failures, natural disasters or other catastrophic events that could impair our ability to conduct business and communicate internally and with our customers, or result in the theft of trade secrets or other misappropriation of assets, or otherwise compromise privacy of sensitive information belonging to us, our customers or other business partners. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could adversely affect our business.

Our insurance and contractual protections may not always cover lost revenues, increased expenses or contractual liabilities.

Although our businesses maintain insurance, obtain warranties from vendors, require contractors to meet certain performance levels and, in some cases, pass risks we cannot control to the service recipient or output purchaser, the proceeds of such insurance, warranties, performance guarantees or risk sharing arrangements may not be adequate to cover lost revenues, increased expenses or contractual liabilities.

We depend on our senior management and key personnel and we may have difficulty attracting and retaining qualified professionals.

Our future operating results depend to a large extent upon the continued contributions of key senior managers and personnel. In addition, we are dependent on our ability to attract, train, retain and motivate highly skilled employees. However, there is significant competition for employees with the requisite level of experience and qualifications. If we cannot attract, train, retain and motivate qualified personnel, we may be unable to compete effectively and our growth may be limited, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our controls and procedures may not prevent or detect all errors or acts of fraud.

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must consider the benefits of controls relative to their costs. Inherent limitations within a control system include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. While the design of any system of controls is to provide reasonable assurance of the effectiveness of disclosure controls, such design is also based in part upon certain assumptions about the likelihood of future events, and such assumptions, while reasonable, may not take into account all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be prevented or detected.

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

Failure to maintain an effective system of internal control over financial reporting may have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the Securities and Exchange Commission to implement Section 404, we are required to furnish a report by our management to include in our annual report on Form 10-K regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.

We have in the past discovered, and may potentially in the future discover, areas of internal control over financial reporting which may require improvement. If we are unable to assert that our internal control over financial reporting is effective now or in any future period, or if our independent auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

The Company is controlled by its officers and directors and new investors will not have any voice in our management, which could result in decisions adverse to them.

Our directors and officers collectively own or have the right to vote approximately 42.5% of our outstanding Common Shares. In addition, on January 28, 2011, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote. The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event. On January 31, 2011, the Company issued one share of Series A Preferred Stock to China Energy Partners, LLC, an entity controlled by Mr. Robert Kohn, our Chief Executive Officer and a Director and Ms. Bonnie Nelson, a Director, with each owning 50% of that entity. Through this entity, Mr. Kohn and Ms. Nelson are empowered with supermajority voting rights despite the amount of outstanding voting securities they each own.

As a result they will have the ability to control substantially all matters submitted to our stockholders for approval including:

●	election of our board of directors;

●	removal of any of our directors;

●	amendment of our Articles of Incorporation or By-laws; and

●	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

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

The SEC has adopted regulations that generally define a “penny stock” to be any equity security other than a security excluded from such definition by Rule 3a51-1 under the Securities Exchange Act of 1934, as amended. For the purposes relevant to our Company, it is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

Our Common Shares will be regarded as a “penny stock”, since our shares aren’t to be listed on a national stock exchange or quoted on the NASDAQ Market within the United States, to the extent the market price for our shares is less than $5.00 per share. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, and to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. To the extent these requirements may be applicable they will reduce the level of trading activity in the secondary market for the Common Shares and may severely and adversely affect the ability of broker-dealers to sell the Common Shares.

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

However, although most blue sky laws are modeled after the Uniform Securities Act of 1956 blue sky statutes, they vary widely and there is very little uniformity among state securities laws. Therefore, it is vital that each state’s statutes and regulations be reviewed before embarking upon any securities sales activities in a state to determine what is permitted, or not permitted, in a particular state. While we intend to review the blue sky laws before the distribution of any securities in a particular state, should we fail to properly register the securities as required by the respective states or find an exemption from registration, then you may not be able to resell your stock once purchased.

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

On September 7, 2013 we affected a 1 for 5 reverse of our common stock and authorized shares outstanding. Our authorized capital consists of 100,000,000 common shares, par value $0.0001 per share (“Common Stock”), Holders of our Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. At March 11, 2015, 41,607,676 shares of our Common Stock are outstanding. Our shares of Common Stock are held by approximately 214 stockholders of record. The number of record holders was determined from the records of our transfer agent and NOBO lists.

Notwithstanding, certain shareholders have each entered into a two year lockup agreement with the Company effectively restricting them from transferring some or all of their common stock for a period of two years without the prior written consent of the Company, which consent may be unreasonably withheld. Our officers and directors are subject to a two-year lockup on all of their shares. Subsequent to the lockup period, the stockholder may sell its common stock every calendar quarter in an amount equal to no more than one percent (1%) of the Company’s issued and outstanding shares of common stock; provided, however, that the stockholder shall not be permitted to make any transfer, or portion thereof, that would exceed twenty percent (20%) of the average weekly reported volume of trading of the Company’s common stock on all national securities exchanges and/or reported through the automated quotation system of a registered securities association during the calendar week preceding the transfer. Moreover, as per the lockup agreement, prior to any transfer, the stockholder must first offer its shares of common stock to be sold to the Company and allow the Company to purchase such shares at a price that is ninety percent (90%) of the average closing price for the Company’s Common Stock, as reported or quoted on its principal exchange or trading market, for the consecutive five (5) trading days prior to the transfer notice given to the Company.

Approximately, 25,928,896 shares of common stock are restricted securities as such term is defined under Rule 144 promulgated by the SEC, in that they were issued in private transactions not involving a public offering.

For the period indicated, the following table sets forth the high and low closing prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Year 2014	High ($)	Low ($)
Fourth Quarter	0.21	0.07
Third Quarter	0.11	0.05
Second Quarter	0.20	0.08
First Quarter	0.20	0.11

Fiscal Year 2013	High ($)	Low ($)
Fourth Quarter (1)	0.23	0.03
Third Quarter	0.30	0.05
Second Quarter	0.65	0.05
First Quarter	1.25	0.35

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

On March 26, 2012, the Company issued 30,000 shares of our common stock for $3.25 per share to an investment banker for services to be rendered primarily for project finance funding of Castor operations. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

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

The Company accepted subscription agreements on May 18, 2013, for sales of 215,000 shares of our common stock at a price of $0.06 per share with no commissions paid, for total proceeds of $12,900. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

On June 10, 2013, the Company issued 416,667 shares of its common stock at $0.06 per share to a third party to settle debt of $25,000. The Company recorded a loss on the settlement of debt of $19,165.

On June 21, 2013, the Company issued 200,000 shares of its common stock at $0.06 per share, 30,000 shares as payment for services rendered to a non-management director, in full satisfaction of director’s fees, Chairman of audit committee fees and consulting fees owed. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

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

On April 7, 2014, the Company issued 500,000 shares of the Company’s stock as payment for investor relations service at $0.09 per share.

On October 24, 2014 the Company exchanged common stock shares and Series B Convertible Preferred Stock for 100% of the outstanding stock of G3P (“G3P Shares”) in a stock for stock tax free exchange transaction. The purchase price (the “Purchase Price”) paid by BOPO to the Existing Shareholders equals:

(i) 20% of the outstanding Common Stock (“CS”) of BOPO after issuance with a two year lock-up agreement.

(ii) Series B Convertible Preferred Stock (“PS”), which can be converted up to 50% of the outstanding CS at time of Closing, October 24, 2014, (approximately 30,000,000 common stock shares) prior to the issuance of the CS contemplated by this Transaction as determined in Paragraph 4 below.

On November 28, 2014, the Company issued 500,000 shares of its common stock at $0.20 per share, as payment for consulting services rendered to a non-management director, in full satisfaction of director’s fees, Chairman of audit committee fees and consulting fees.

On November 28, 2014, the Company issued 35,000 shares of its common stock at $0.20 per share, as a bonus for an accountant employee and a service provider.

Conversion Rights of Convertible Preferred Stock:

(i) Up to fifty percent (50%) maximum of the outstanding CS at October 24, 2014, (approximately 30,000,000 common stock shares).

At the end of two (2) years, G3P Existing Shareholders have the right to convert the PS into CS on the following basis:

If BOPO earns $0 net cash flow and G3P earns a minimum of $1,000,000 net cash flow then the PS can be converted into 50% of the CS outstanding on October 24, 2014, and prior to the issuance of the CS in this Transaction; or If BOPO and G3P earn a similar amount of net cash flow then G3P can convert the PS into 30% of the outstanding CS prior to the issuance of the CS in this Transaction or a total of 50% of the outstanding shares at Closing including the CS issued at Closing; or

If G3P earns $-0- net cash flow, then G3P cannot convert the PS but will retain the original 20% of the CS issued at Closing.

G3P has an option, which can be exercised at the end of two (2) years to wait an additional one year to convert the PS. If G3P exercises the option to wait up to one more year before converting the PS, then G3P must provide evidence that one project is under construction or all contracts for the project are executed and funding is in place to commence construction.

On November 28, 2014, the Company issued 1,373,650 shares of its common stock at a contract conversion price $0.10 per share to an investor in full satisfaction of notes payable, amounting to $125,000, along with accrued interest of $12,365.

On November 28, 2014, the Company issued 722,550 shares of its common stock at a contract conversion price of $0.10 per share to an investor in exchange for the conversion of 50% of their note payable, amounting to $62,500, along with accrued interest of $9,755.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Unless the context otherwise requires, The “Company”, “we,” “us,” and “our,” refer to (i) BioPower Operations Corporation.; (ii) BioPower Corporation (“BC”), Green3Power Holdings Company and its subsidiaries (“G3P”), Green Oil Plantations Americas Inc. (“Green Oil”), Green Energy Crops Corporation (“GECC”), Agribopo, Inc., FTZ Exchange LLC and FTZ Energy Corporation.

Overview

From inception (September 13, 2010) to November 30, 2014, the Company focused on growing biomass crops coupled with the project development of processing and/or conversion facilities to produce oils, biofuels, electricity and other biomass products. We also intended to utilize licensed patented technology to convert biomass wastes into products and reduce the amount of waste going to landfills.

Today, BioPower and its subsidiaries intend to focus on developing waste to energy projects globally by designing, engineering, permitting, procuring equipment, construction management and operating and maintaining facilities for the conversion of wastes into electricity and synthetic fuels through licensed gasification technology. The Company intends to also provide waste remediation services.

Typical Gasification Electricity or Synthetic Fuel Production Facility

G3P designs, permits, procures equipment, manages construction, intends to partially own and intends to operate and maintain Gasification Waste-to-Energy power plants, using our unique licensed thermal licensed gasification technology, an upgrade to present licensed gasification technology in use around the world for the last 30 years. These innovative gasifier designs enable the company to enhance the thermal output which could provide an increase in revenues and bottom lines. We intend to produce energy through the gasification of non-hazardous municipal solid waste (“MSW”) or other wastes including used tires, tree cuttings, construction and demolition (C&D) wastes and biomass in our specially designed refuse-derived fuel facilities which process waste prior to combustion and gasification, in which waste is heated to create gases (syngas) which are then combusted into steam which can be turned into electricity through traditional steam turbines or create fuel through a Fisher-Tropsch process that has been used for almost the last one hundred years to create fuels. There can be no assurance we will ever build our first WtE facility.

To our knowledge this is the cleanest and most cost effective technology for the conversion of wastes to produce electricity or synthetic fuels. Utilizing a Sorting Facility and an advanced dryer system on the front-end, enables solid wastes, construction & demolition wastes, medical, biological, and pharmaceutical wastes, and used tires as feedstock to produce electricity and synthetic fuels. The front-end drying system is especially helpful in developing countries where there is high organic content and high moisture content waste. G3P also intends to provide waste remediation services.

On July 2, 2013, the Company entered into agreements for the first stage of a project to develop a castor plantation and milling operation in the Republic of Paraguay with offshore entities for the testing and development of a project with up to $10,000,000 in financing upon certification of the castor yield and subject to material adverse events- the TSA Project. As of April 1, 2014, we received notification of termination of the TSA project due to material and adverse events related to the necessity for building roads due to extreme flooding conditions and issues associated with clearing of the land.

On November 13, 2013 we entered into a joint venture agreement and formed MicrobeSynergy, LLC, a 50-50 joint venture for the exclusive distribution of a cellulosic advanced biofuels technology. We have to meet certain Milestones to maintain exclusivity otherwise we would have a non-exclusive license. The Company believes that we met Milestone I but we have received notification from our joint venture partner that we did not meet Milestone 1. As part of our October 24, 2014 transaction below, we have agreed to sell our interest in this joint venture.

On October 24, 2014, BioPower Operations Corporation (the “Company” or “BOPO”) executed a Share Exchange Agreement (“SEA”) with Green3Power Holdings Company (“G3P”) to acquire G3P and its wholly-owned subsidiaries Green3Power Operations Inc., a Delaware corporation (“G3P OPS”) and Green3Power International Company, a Nevis Corporation (“G3PI”). Pursuant to the terms thereof, at Closing (as defined in the Share Exchange Agreement), and following the Closing, G3P, G3P OPS and G3PI will be wholly-owned subsidiaries of the Company. G3P is a development stage company that is an engineering firm developing waste-to-energy projects using licensed gasification technology, which can convert wastes to energy including electricity, diesel fuels and advanced biofuels. G3P designs, procures, constructs, intends to partially own, operate and maintain Gasification Waste-to-Energy power plants, using their unique thermal licensed gasification technology, an upgrade to present licensed gasification technology in use around the world for the last 30 years. G3P also provides waste remediation services.

We have not yet generated or realized any revenues from business operations. Our auditors have issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business for the next twelve (12) months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing our products to customers. Accordingly, we must raise cash from sources other than revenues generated such as from the proceeds of loans, sale of common shares and advances from related parties.

Licensed Technologies

Green3Power Holdings Company – Licensed gasification technology for Waste-to-Energy Conversion

G3P has an exclusive global License for the use of the technologies and processes for building gasification facilities to convert wastes into electricity and synthetic fuels. Once the royalties paid for the use of these technologies equal $10,000,000, G3P will then own 100% of the technologies and processes without any further license fees. The initial license fees are paid based upon gross revenues of the facilities and their waste conversion operations using the gasification technologies and processes.

Enzyme Technology

We have a non-exclusive global License for a patented one-step enzyme technology which converts wastes from poultry, hogs, humans and sugar to products such as fertilizer, cellulosic ethanol and other products. The patent expires in June 2029. Under the terms of the agreement, we pay our Licensor 50% of any sub-license fees that we receive. We also pay our Licensor 12% of all royalties on all revenues we earn from utilizing the technology. This 12% is calculated on the basis of net gross revenues which equal gross revenues less all direct costs associated with the production of the revenues.

BioPower focused initially on Municipalities who have a need to reduce their costs of the handling of sewage by utilizing the Company’s licensed technology to reduce operating and landfill costs by reducing sewage with its licensed enzymes and converting a portion of the sewage into products that do not have to go to the landfill but can be used for energy and fertilizer. The utilization of biomass residues is of paramount importance to achieve environmental sustainability by harnessing the potential of renewable resources in the production of clean energy and value added products.

Simultaneously, we hired a microbiologist Ph.D. with vast experience in commercializing technologies associated with enzymes and biofuels conversions. After almost one year of working with the Licensor and testing, our microbiologist and the Licensor could not provide sufficient test results for the commercialization of the technology. We stopped our testing until the Licensor could provide a commercial product. As part of our October 24, 2014 transaction, we have agreed to sell our interest in this license.

PLAN OF OPERATION

Since October 24, 2014 the Company has agreed to focus on the development, design, engineering, permitting, construction and operations and maintenance of its first waste-to-energy facility for the conversion of wastes into energy through licensed gasification technology including but not limited to electricity and synthetic fuels. The Company intends to also provide waste remediation services on a global basis.

We estimate our minimum operating expenses and working capital requirements for the next twelve month period to be as follows:

Business development costs	$350,000
General and Administrative	1,400,000
Working Capital	250,000
Total	$2,000,000

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

If we are able to raise the entire $2,000,000 we will have sufficient funds to meet business development costs and management and consulting fees for the current fiscal year, and we will be able to implement key aspects of our business plan, including business development costs for developing waste-to-energy facilities and provide waste remediation services. We would have a total of $250,000 remaining for working capital. We expect these amounts will be sufficient to initiate and sustain our business development activities for one year.

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

OUR CHALLENGES

Our ability to successfully operate our business and achieve our goals and strategies is subject to numerous challenges and risks as discussed more fully in the section titled “Risk Factors,” including for example:

●	any failure to develop our projects and our inability to sufficiently meet our customers’ demands for our products;

●	any inability to effectively manage rapid growth;

●	risks associated with future joint ventures, strategic alliances or acquisitions;

●	economic, political, regulatory, legal and foreign risks associated with alternative energy; and,

●	any loss of key members of our management.

You should read and consider the information set forth in “Risk Factors” and all other information set forth in this filing.

Regulation

The Company will comply with all U.S.A. and foreign regulations and laws where they apply to our waste-to-energy and waste remediation businesses including operations, safety and environmental standards.

CONSOLIDATED RESULTS OF OPERATIONS

The following analysis reflects the consolidated results of operations of BioPower Operations Corporation and its subsidiaries.

Fiscal 2014 as Compared with Fiscal 2013

2014	BioPower Operations Corp	BioPower Corporation	FTZ Exchange, LLC		Green[3]Power Holdings Company and Subsidiaries	Total
Operating expenses (2)	$(1,896,728)	$(81,408)		$-	$(30,526)	$(2,008,662)
Depreciation and amortization	$12,341	$-		$-		$12,341
Other income (expense)	$(191,957)	$119,939		$-		$(72,018)
Net income (loss) (2)	$(2,101,026)	$38,531	$		$(30,526)	$(2,093,021)

2013	BioPower Operations Corp	BioPower Corporation	FTZ Exchange, LLC	Green[3]Power Holdings Company and Subsidiaries	Total
Operating expenses (1)	$(1,158,743)	$(137,303)	$-	$-	$(1,296,046)
Depreciation and amortization	$5,552	$-	$-	$-	$5,552
Other income (expense) (2)	$(262,087)	$220,957	$-	$-	$(41,130)
Net income (loss) (1)	$(1,426,382)	$83,654			$(1,342,728)

(1)	Includes $400.00 for Global Energy Crops Corporation and Green Oils Plantations of America filing fees of $150.00 each and FTZ Energy Corporation $100.00 in filing fees.

(2)	Includes acquisition costs of $923,436.

Cost of Sales. There is no cost of sales as operations have not commenced.

Operating Expenses and Depreciation. Operating expenses and depreciation for the year ended November 30, 2014, increased $719,405 (55%) to $2,021,003 for 2014 as compared to $1,301,598 for the same period in 2013. The table below details the components of operating expense, as well as the dollar and percentage changes for the year ended November 30.

	For Years Ended November 30,
	2014	2013	$ Change	% Change
Stock based compensation	$343,251	436,220	$(92,969)	-21%
Wage and wage related costs	463,769	490,827	(106,626)	-22%
Acquisition cost	923,436	-	923,436
Professional fees	106,477	170,348	(63,871)	-38%
Insurance costs	4,440	3,772	668	18%
Rent - building and equipment	47,158	46,589	569	1%
Travel and related	64,563	81,582	-17,019	-21%
Miscellaneous expenses	55,568	66,708	(11,140)	-17%
Depreciation and amortization	12,341	5,552	6,689	120%

Total Operating Exp. & Depreciation	$2,021,003	1,301,598	$719,405	55%

Wage and wage related costs, which includes salaries, commissions, taxes and benefits, decreased $92,969 (-21%) for the year ended November 30, 2014, as compared to the year ended November 30, 2013. This is due to the decrease in salaries of two officers, who are also directors.

Acquisition cost was $936,436 for the year ended November 30, 2014, compared to $-0- for the year ended November 30, 2013. The cost was incurred as a result of the acquisition of G3P.

Professional fees include legal, accounting, stock transfer agent, SEC filing, banking consulting fees, and general consulting fees. Professional fees decreased for the year ended November 30, 2014 versus the same period in 2013 by $63,871 (-38%) primarily due to the decrease of legal fees incurred for a specific project.

Insurance costs in the year ended November 30, 2014, were $4,440 compared to $3,772 for the same period in 2013, an increase of $668 (1%). The increase is attributable to the increase of general insurance costs.

There was an insignificant increase in rent of expense of 1%.

Travel expense for the year ended November 30, 2014 was $64,563 as compared to $81,582 for the same period for 2013 for a decrease of $17,019 (-21%) as a result of decreased business development travel and travel associated with a consulting services agreement which was terminated in 2014.

Miscellaneous expense decreased by $11,140 (-17%) to $55,568 for the year ended November 30, 2014, as compared to $66,708 for the same period in 2013. The increase is attributable to a mix of increases and decreases in expenses that are not material in aggregate.

Depreciation expense for the year ended November 30, 2014 was $12,341 compared to the same period for 2013 of $5,552, (120%). The increase is a result of newly acquired assets which were placed in service in 2014.

Other Income (Expense). Other income (expense) includes interest income, interest expense, loss on settlement of debt, consulting income and expense and other non-operating income. Other expense for the year ended November 30, 2014 was $72,018 compared to other expense of $41,130 for the same period last year. The increase in other expense from 2013 of $30,888 was primarily the result of the decrease in net consulting income of $147,333 and a decrease in the loss on impaired assets of $76,050 and an increase in interest expense and loss on settlement of debit, which approximates the difference.

Net Loss and Net Loss per Share. Net loss for the year ended November 30, 2014 was $2,093,021, compared to $1,342,728 for the same period in 2013, for an increased net loss of $750,293. Net loss per share for the year ended November 30, 2014 was $0.07 compared to $0.06 in the same period for 2013, based on the weighted average shares outstanding of 30,505,153 and 23,531,311, respectively. The increased net loss for the year ended November 30, 2014 compared to the same period in 2013 arose from the non-operating loss on settlement of debt and accrued expenses of $77,134, and acquisition expenses of $923,436 incurred in the G3P transaction. This increase was partially offset partially by net consulting revenues of $111,401.

We did not have any operating revenues during the years ended November 30, 2014 and 2013.

We incurred operating expenses of $2,021,003 and $1,301,598, for the years ended November 30, 2014 and 2013, respectively. Our operating expenses primarily consisted of acquisition, development, accounting, audit and legal, consulting, employee accrued salaries, stock based compensation and administrative expenses.

Liquidity and Capital Resources

The Company does not currently have sufficient resources to cover on-going expenses and expansion. As of November 30, 2014, the Company had cash of $15,118 and current liabilities of $2,143,505. Our current liabilities include accrued expenses and salaries of related parties of $1,455,540. We have historically financed our operations primarily through private placements of common stock, loans from third parties and loans from our Officer.

We plan on raising additional funds from investors to implement our business model. In the event we are unsuccessful, this will have a negative impact on our operations.

LIMITED OPERATING HISTORY: NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. BioPower Corporation was incorporated September 13, 2010 in the State of Florida and re-domiciled as BioPower Operations Corporation which was incorporated in the State of Nevada on January 5, 2011. We are a development stage company. We have not generated any revenues from our operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. (See “Risk Factors”). To become profitable and competitive, we must develop and execute the business plan. We must raise funds over the next twelve (12) month period partially through advances from related parties, sale of securities; and, we will seek alternative financing through means such as borrowings from institutions or private individuals. There are no assurances that third party borrowings or financings are available to the Company and, if so, under the terms and conditions acceptable.

Critical Accounting Policies

Development Stage

Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

Today, BioPower and its subsidiaries intend to focus on developing waste to energy projects globally by designing, engineering, permitting, procuring equipment, construction management and operating and maintaining facilities for the conversion of wastes into electricity and synthetic fuels through licensed gasification technology. The Company intends to also provide waste remediation services. The Company, while seeking to implement its business plan, will look to obtain additional debt and/or equity related funding opportunities.

Share -Based Compensation

The Company recognizes all forms of share-based payments, including stock option grants, warrants, and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest, using a fair-value-based method and measurement date as required by FASB 718 and FASB 505.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates.

We have debt with fixed interest rates. As a result, we have no exposure to market risk caused by fluctuations in interest rates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated audited financial statements for the fiscal years ended November 30, 2014 and 2013, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 8. Financial Statements And Supplementary Data — Note 1. Organization and Summary of Significant Accounting Policies and Note 2. Recent Accounting Pronouncements for a summary of additional accounting policies and new accounting pronouncements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we determined that, as of November 30, 2014, our internal control over financial reporting was effective based on those criteria.

The Company’s management, including its Chief Executive Officer and Principal Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all errors. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission, which permanently exempts smaller reporting companies.

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended November 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following are the officers and directors of the Company as of the date of this report.

	Age	Position

Robert D. Kohn	64	Chairman of the Board, Chief Executive Officer and Chief Financial Officer

Bonnie Nelson	63	Director and Director of Business Strategy

Michael Dinkes Esq. C.P.A.	72	Director and Chairman of the Audit Committee

Neil Williams, Ph.D.	62	Director

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

Michael Dinkes, Esq., C.P.A. Director

Mr. Dinkes has been a Director of the Company since April 26, 2012. He serves as the Chairman of the Audit committee. Mr. Dinkes has been an independent C.P.A. in his own practice from 2008 to present. He has been a Senior Tax Partner of Lazar, Levine and Felix LLP from 1996 until 2008. He was the President and Chief Operating Officer of DHB Capital, an American Stock Exchange Company from 1992 to 1996. Mr. Dinkes has a J.D. from NYU School of Law and is admitted to practice in the State of New York. Mr. Dinkes is also a C.P.A. and admitted to practice in the States of New York and Connecticut. He earned a B.B.A. from Baruch School of Business. Mr. Dinkes is a practicing lawyer and CPA.

Neil D. Williams, Ph.D.

Dr. Williams has been a Director of the Company since October 24, 2014. Dr. Williams has been the President and CEO of Green3Power Holdings Company since August 2014. He is the President and CEO of EnviroPower Management since 2010. Dr. Williams was also the Chairman and President of EnviroPower Renewable from 2013 to 2014. He has been the President and CEO of Innviron Corporation since 1998. He is an internationally recognized scientist and environmental engineer. He is one of the original developers of the geosynthetic liners used at landfills and the designer of more than 250 waste management facilities with professional engineering credentials in more than 20 US States. Dr. Williams is one of the developers of the G3P Gasification Technology, and has more than 30 years of environmental management experience. Dr. Williams earned his Ph.D. from the University of California at Berkeley.

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

Section 16(a) Beneficial Reporting Compliance

Directors, executive officers and holders of more than 10% of our outstanding common stock are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of transactions in securities of the Company on Forms 3, 4, and 5. Based solely on its review of such forms received by it, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors were complied with during the fiscal year ended November 30, 2014.

ITEM 11. EXECUTIVE COMPENSATION

The following is a summary of the compensation we accrued for our executive officers, for the two fiscal years ended November, 2014 and 2013.

Summary Compensation Table

Name and Position(s)	Year	Salary($)	Bonus($)	Total Compensation
Robert D. Kohn (1)	2014	$120,000		$120,000
CEO and Director	2013	$200,000		$200,000

Bonnie Nelson (2)	2014	$173,333	$200,000	$373,333
Director and Director of Business Strategy	2013	$125,000		$125,000

Dale S. Shepherd (3)	2014	$0	0	0
President and COO	2013	0	0	0

(1)	Mr. Kohn was appointed as our Chief Executive Officer, Chief Financial Officer, Secretary and Director on January 5, 2011.

(2)	Ms. Nelson was appointed as our Director and Director of Business Strategy on January 5, 2011.

(3)	Mr. Shepherd was appointed as our President and Chief Operating Officer effective February 1, 2011 and resigned August 9, 2012.

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

Commencement: January 5, 2011, February 1, 2011, January 5, 2011

Term: Five years, Two years and Five years

Base Salary: $200,000 Mr. Kohn, $150,000 Mr. Shepherd, $125,000 Ms. Nelson

Ms. Nelson’s Base Salary was amended on April 1, 2013 to $200,000 per annum.

Mr. Kohn’s and Ms. Nelson’s Base Salaries were amended on April 1, 2014 to $120,000 per annum.

Mr. Kohn’s and Ms. Nelson’s Base Salaries were amended on October 24, 2014 to $275,000 per annum commencing December 1, 2014.

Incentive Compensation: Each shall be entitled to receive such bonus payments or incentive compensation as may be determined at any time or from time to time by the Board of Directors of the Company (or any authorized committee thereof) in its discretion. Such potential bonus payments and/or incentive compensation shall be considered at least annually by the Board or committee. Bonnie Nelson has received a $200,000 bonus payment for the introduction of Green3Power. No other bonuses or incentive compensation has been determined to date.

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

Welfare Benefit Plans: During the Term, each person and/or his family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company and its subsidiaries (including, without limitation, medical, prescription, dental, disability, salary continuance, employee life, group life, accidental death and travel accident insurance plans and programs), at least as favorable as the most favorable of such plans, practices, policies and programs in effect at any time hereafter with respect to other key executives. In August 2012, the Board of Directors agreed to set a policy that would reimburse the executives up to $500 for home office expenses on a use or lose basis for each month. On March 31, 2014, the Board of Directors agreed to amend the medical reimbursement policy to up to $2,500 per quarter commencing April 1, 2014.

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

Termination for Convenience: Upon termination without cause, each shall be entitled to receive compensation earned but unpaid through the date of such termination plus four weeks’ severance for each completed year and after one year pro-rata.

Termination for Cause: All future compensation to which Employee is entitled and all future benefits for which Employee is eligible shall cease and terminate as of the date of termination.

The Company’s directors who are also employees do not receive remuneration from the Company unless approved by the Board. No compensation has been paid to the Company’s directors since inception. Mr. Dinkes, an outside Director received compensation of 30,000 shares of common stock as a Director and 20,000 shares of stock as Chairman of the audit committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information concerning beneficial ownership of our capital stock as of February 28, 2015 by:

●	each stockholder, or group of affiliated stockholders, who owns more than 5% of our outstanding capital stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 41,607,676 shares of Common Stock outstanding as of February 28, 2015.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of January 12, 2015 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of January 12, 2015 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Name	Office	Shares Beneficially Owned (1)	Percent of Class (2)

Officers and Directors

Robert D. Kohn	Director and CEO, CFO	6,297,400	15.14%

Michael Dinkes, C.P.A. Esq.	Director	712,000	1.71%

Bonnie Nelson	Director and Director of Business Development & Strategy	5,805,000	13.95%

Neil Williams, Ph. D.	Director	4,863,428	11.69%

All officers and directors as a group (4 persons named above)		17,677,828	42.49%

Security Ownership of Certain Beneficial Owners

The following table sets forth all of the beneficial owners known to us who own more than five (5) percent of any class of our voting securities as of February 28, 2015.

		Amount and Nature of Beneficial
Title of Class	Name and Address of Beneficial Owner*	Ownership	Percent of Class
Common	Robert Kohn	6,297,400 Direct	15.14%
Series A Preferred Stock	China Energy Partners, LLC (2)	1 Indirect	100%
Common	Riskless Partners, LLLP (3)	5,805,000 Direct	13.95%
Series A Preferred Stock	China Energy Partners, LLC (2)	1 Indirect	100%
Common	J2SB International, LLC (4)	4,863,428 Direct	11.69%
Common	Thomas Roberts	2,100,816 Direct	5.05%
Common	Richard Reiner	3,820,617 Direct	9.18%
Common	Robert Reiner	4,060,000 Direct	9.76%

* The address of each shareholder is c/o BioPower Operations Corporation, 1000 Corporate Drive, Suite 200, Fort Lauderdale, Florida, 33334.

(1) The percent of class is based on the total number of shares outstanding of 41,607,676, as of February 28, 2015, and excludes shares owned by certain related parties.

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

(3) The sole managing member of Riskless Partners, LLLP is Ms. Bonnie Nelson, a director and Director of business development. Ms. Nelson has sole voting and dispositive control of the shares of common stock owned by Riskless Partners, LLLP.

(4) The sole managing member of J2SB International, LLC is Mr. Neil Williams, a director and CEO of Green3Power Holdings Company. Mr. Williams has sole voting and dispositive control of the shares of common stock owned by J2SB International, LLC.

Securities Authorized for Issuance under Equity Compensation Plan

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On June 21, 2013, the Company issued one of its directors 200,000 shares of its common stock in full satisfaction of director’s fees and consulting fees owed, amounting to $12,000.

On June 21, 2013, the Company issued its Chief Executive Officer 1,602,000 shares of its common stock in full satisfaction of amounts due to him for debt and accrued interest of $42,450 and reimbursable expenses, amounting to $53,694.

On June 21, 2013, the Company issued 1,000,000 shares of its common stock to its Director of Business Strategy in full satisfaction of amounts due to her for reimbursable expenses, amounting to $60,000.

On June 25, 2013, the Company granted 2,000,000 shares each to its Chief Executive Officer and Director of Business Strategy of its common stock at $.06 per share, in exchange for converting accrued expenses and note payable. Both parties agreed to continue to work with the Company accruing their salaries. The shares will vest after one year of service but became part of a two year lock-up agreement as of October 24, 2014.

On November 5, 2014 the Director of Business Strategy loaned the Company $50,000 on terms comparable to other loans from third parties.

On November 28, 2014 the Company granted Bonnie Nelson a $200,000 bonus payment for the introduction of Green3Power.

On November 28, 2014, the Company granted Michael Dinkes, a director, 500,000 shares of stock in payment for directors’ fees, audit committee service and other consulting services. The shares have a two year lock up

Aside from the transactions identified herein, there are no other transactions nor are there any proposed transactions in which any of our directors or nominees, executive officers, or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

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

Mr. Kohn, a director and officer of the Company holds a total of 6,297,400 common shares and Ms. Nelson a Director holds 5,805,000 common shares of the Company and together as partners in China Energy Partners LLC hold Series A Preferred stock which entitles them to vote 50.1% of the issued and outstanding shares of common stock of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following lists fees billed by MaloneBailey LLP auditors for the Company from the quarter ended 8/31/2013 and year ended 11/30/2014 and for Berman & Co., auditors for the Company, through the quarter ended 5/31/2013:

	2014	2013

Audit Fees	$19,000	$24,564
Audit Related Fees		1,500
Tax Fees	-	-
All Other Fees		16,936

In the event that we should require substantial non-audit services, the audit committee would pre-approve such services and fees.

PART IV

ITEM 15. EXHIBITS

EXHIBITS

Number	Description

3.1	Articles of Incorporation	Previously filed(1)

3.1(a)	Amendment to Articles of Incorporation	Previously filed(1)

3.1(b)	Certificate of Designation of the Rights, Preferences and Privileges Of Series A Preferred Stock of BioPower Operations Corporation	Previously filed(1)

3.2	Bylaws	Previously filed(1)

4.1	Specimen of Stock Certificate	Previously filed(1)

5.1	Legal Opinion & Consent of Attorney	Filed herewith

10.1	Employment Agreement between Robert Kohn and the Company dated January 5, 2011.	Previously filed(1)

10.2	Employment Agreement between Bonnie Nelson and the Company dated January 5, 2011.	Previously filed(1)

10.3	Employment Agreement between Dale Shepherd and the Company dated January 5, 2011.	Previously filed(1)

10.4	Lock-Up Agreement between the Company and the Ford Irrevocable Trust, dated January 18, 2011	Previously filed(2)

10.5	Lock-Up Agreement between the Company and the Fox Irrevocable Trust, dated January 18, 2011	Previously filed(2)

10.6	Exclusive License Agreement between Clenergen Corporation and BioPower Corporation, dated November 30, 2010	Previously filed(5)

10.7	Form of Subscription Agreement for Offering	Previously filed(2)

10.8	Exclusive Fully Paid Up License Agreement between Green Oil Plantations LTD. and BioPower Operations Corporation	Previously filed(4)

10.9	Warrant to Purchase 1,000,000 shares of Common Stock of BioPower Operations Corporation, dated January 11, 2011	Previously filed(2)

10.10	Lock-Up Agreement between the Company and Robert Kohn, dated January 18, 2011	Previously filed(2)

10.11	Lock-Up Agreement between the Company and Janet Kohn, dated January 18, 2011	Previously filed(2)

10.12	Lock-Up Agreement between the Company and Noslen, LLC, dated January 31, 2011	Previously filed(2)

10.13	Lock-Up Agreement between the Company and LB Persistence, LLC, dated January 31, 2011	Previously filed(2)

10.14	Lock-Up Agreement between the Company and the David B. Cohen 2011 Irrevocable Trust, dated January 31, 2011	Previously filed(2)

10.15	Lock-Up Agreement between the Company and the Cohen Family 2011 Irrevocable Trust, dated January 31, 2011	Previously filed(2)

10.16	Lock-Up Agreement between the Company and E10ST LLC, dated January 31, 2011	Previously filed(2)

10.17	Lock-Up Agreement between the Company and the Jessica Leopold Irrevocable Trust, dated January 31, 2011	Previously filed(2)

10.18	Lock-Up Agreement between the Company and Green Oil Plantations, Ltd., dated March 9, 2011	Previously filed(2)

10.19	Lock-Up Agreement between the Company and Dale Shepherd, dated January 23, 2011	Previously filed(2)

10.20	Lock-Up Agreement between the Company and Riskless Partners, LLLP, dated January 18, 2011	Previously filed(2)

10.21	Lock-Up Agreement between the Company and TipTop Irrevocable Trust, dated January 19, 2011	Previously filed(2)

10.22	Amended Exclusive License Agreement between Clenergen Corporation and BioPower Corporation, dated March 9, 2011	Previously filed(2)

10.23	Demand Note, dated November 30, 2010, issued to Mr. Robert Kohn	Previously filed(4)

10.24	Demand Note, dated November 30, 2010, issued to Ms. Bonnie Nelson	Previously filed(4)

10.25	Sublease, dated March 18, 2011 between the Company and Carlson Wagonlit Travel, Inc.	Previously filed(5)

10.26	Amended Exclusive License Agreement between Clenergen Corporation and BioPower Corporation, dated March 9, 2011	Previously filed(4)

10.27	Letter Agreement by and between the Company and Halcyon Cabot Ltd. dated January 5, 2012

10.28	Quture Advisory Agreement dated February 13, 2012 (7)

10.29	Dale Shepherd, President of BioPower, Loan Agreement dated February 22, 2012

21.1	List of Subsidiaries	Previously filed(2)

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Gersten Savage LLP (included in Exhibit 5.1)	Previously Filed(6)

31.1	Certifications of Robert Kohn pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T

Footnotes:

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-172139) filed with the SEC on February 09, 2011.

(2)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated March 16, 2011.

(3)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated April 8, 2011.

(4)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated April 29, 2011.

(5)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated May 18, 2011.

(6)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated July 21, 2011.

(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 17, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOPOWER OPERATIONS CORPORATION.

Date: March 13, 2015	By:	/s/ Robert Kohn
Robert D. Kohn, Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer and Director

BioPower Operations Corporation and Subsidiaries

Consolidated Financial Statements

November 30, 2014 and 2013

F-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors

BioPower Operations, Corp.

Fort Lauderdale, FL

We have audited the accompanying consolidated balance sheets of BioPower Operations, Corp. and its subsidiaries (collectively, the “Company”) as of November 30, 2014 and 2013 and the related consolidated statements of operations and other comprehensive loss, stockholders’ deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioPower Operations, Corp. and its subsidiaries as of November 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com
Houston, Texas
March 12, 2015

BioPower Operations Corporation and Subsidiaries

Consolidated Balance Sheets

	November 30, 2014	November 30, 2013

Assets
Current Assets
Cash	$15,118	$109,172
Consulting receivables	-	27,840
Prepaid expenses	818	11,258
Total Current Assets	15,936	148,270

Equipment - net	21,234	28,821
Security deposit	11,193	11,193
	32,427	40,014

Total Assets	$48,363	$188,284

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$419,090	$513,134
Accounts payable and accrued expenses - related parties	1,455,540	1,098,786
Notes payable - related parties	51,375	175
Notes payable	155,000	88,000
Convertible debt	62,500	125,000
Total Current Liabilities	2,143,505	1,825,095

Total Liabilities	2,143,505	1,825,095

Stockholders’ Deficit

Preferred stock, $1 par value; 10,000 shares authorized; 1 share issued and outstanding	1	1
Common stock, $0.0001 par value, 100,000,000 shares authorized; 41,107,676 shares and 30,281,180 shares, respectively, issued and outstanding	4,112	3,028
Additional paid-in capital	3,580,931	1,947,325
Accumulated deficit	(5,680,186)	(3,587,165)
Total Stockholders’ Deficit	(2,095,142)	(1,636,811)

Total Liabilities and Stockholders’ Deficit	$48,363	$188,284

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Loss

	Year Ended November 30,
	2014	2013

General and administrative expenses	$2,021,003	$1,301,598

Other income (expense)
Interest expense	(106,285)	(32,893)
Loss on settlement of debt and accrued expenses	(77,134)	(190,921)
Loss on impairment of available-for-sale securities	-	(76,050)
Consulting revenue, net of expense	111,401	258,734
Total other income (expense) - net	(72,018)	(41,130)

Net loss	$(2,093,021)	$(1,342,728)

Net loss per common share - basic and diluted	$(0.07)	$(0.06)

Weighted average number of common shares outstanding during the period - basic and diluted	31,289,083	23,531,311

Comprehensive loss
Net loss	$(2,093,021)	$(1,342,728)
Reclassification adjustment due to impairment on available-for-sale securities	-	37,800
Comprehensive loss	$(2,093,021)	$(1,304,928)

BioPower Operations Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

						Deficit
						Accumulated	Accumulated
	Preferred Stock,		Common Stock,		Additional	during	Other	Total
	$1 Par Value		$0.0001 Par Value		Paid In	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Loss	Deficit

Balance - November 30, 2012	1	$1	18,056,000	$1,806	$802,384	$(2,244,437)	$(37,800)	$(1,478,046)

Debt discount	-	-	-	-	25,000	-	-	25,000
Reclassification adjustment due to impairment on available-for-sale securities	-	-	-	-	-	-	37,800	37,800
Issuance of common stock for cash			215,000	21	12,879			12,900
Issuance of commons stock to directors			4,000,000	400	149,600			150,000
Issuance of common stock to consultant			1,500,000	150	143,600			143,750
Issuance of common stock for debt			3,624,967	362	425,185			425,547
Issuance of common stock for conversion of related party debt and accrued expenses			2,802,400	280	246,216			246,496
Issuance of common stock for services rendered ($0.80/share)			82,813	8	142,462			142,470
Net loss						(1,342,728)		(1,342,728)
Balance - November 30, 2013	1	1	30,281,180	3,027	1,947,326	(3,587,165)	-	(1,636,811)

Issuance of common stock for services			535,000	55	33,196			33,251
Issuance of common stock for services - related party			500,000	50	309,950			310,000
Issuance of common stock for conversion of debt and accrued expenses			2,096,200	210	367,793			368,003
Issuance of common stock for acquisition			7,695,296	770	922,666			923,436
Net loss						(2,093,021)		(2,093,021)
Balance - November 30, 2014	1	$1	41,107,676	$4,112	$3,580,931	$(5,680,186)	$-	$(2,095,142)

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended November 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,093,021)	$(1,342,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of marketable securities	-	76,050
Loss on settlement of debt and accrued expenses	77,134	190,921
Depreciation	12,341	5,552
Stock issued for acquisition	923,436
Stock based compensation expense	343,251	436,220
Amortization of debt discount	81,250	25,000
Changes in operating assets and liabilities:
Accounts receivable	27,840	(27,840)
Prepaid expenses	10,440	(10,576)
Security deposit	-	467
Accounts payable and accrued expenses	(71,924)	35,326
Accounts payable and accrued expenses - related parties	356,753	431,459
Deferred revenue	-	(56,429)
Net Cash Used In Operating Activities	(332,500)	(236,578)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(4,754)	(15,612)
Net Cash Provided By Investing Activities	(4,754)	(15,612)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from convertible debt	125,000	150,000
Proceeds from notes payable	67,000	181,506
Proceeds from notes payable - related parties	51,200	-
Proceeds from issuance of common stock		12,900
Net Cash Provided By Financing Activities	243,200	344,406

Net Increase (Decrease) in Cash	(94,054)	92,216

Cash - Beginning of Period	109,172	16,956

Cash - End of Period	$15,118	$109,172

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Reversal of common stock payable	$-	$208,500
Common stock issued for conversion of debt and accrued expenses	$209,620	$246,496
Common stock issued for conversion of notes payable	$-	$217,047
Debt discount recorded on convertible debt	$81,250	$25,000

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

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

On October 24, 2014, the Company executed a Share Exchange Agreement (“SEA”) with Green3Power Holdings Company (“G3P”) to acquire G3P and its wholly-owned subsidiaries Green3Power Operations Inc., a Delaware corporation (“G3P OPS”) and Green3Power International Company, a Nevis Corporation (“G3PI”), which are wholly-owned subsidiaries of the Company. This transaction was a stock for stock exchange, which was accounted for as an acquisition and recorded as an expense based on the fair value of the Company’s common stock as of the date of the exchange. Also exchanged was one share of the Company’s Series B, preferred stock, which is convertible into common shares two years from the date of the SEA, if certain milestones are met as required by the SEA. No value was attributed to the preferred share. (See footnote 8. (B)). We conduct all of our operations through Green3Power Holdings Company and their subsidiaries which are primarily engaged in the development of waste-to-energy projects and services including design, permitting, equipment procurement, construction management and operations and maintenance of the intended facilities. We intend to hold equity interests in the waste-to-energy facilities on a global basis and operate and maintain the facilities. A second business unit is focused on providing waste remediation services globally.

Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The early adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

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

Such estimates and assumptions for the periods ended November 30, 2014 and 2013, affect, among others, the following:

●	estimated fair value of share based payments,

●	estimated carrying value, useful lives and related impairment of equipment and intangible assets; and

●	estimated valuation allowance for deferred tax assets, due to continuing and expected future losses

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company had no cash equivalents at November 30, 2014 .

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their estimated net realizable values. The Company evaluates whether it is necessary to record an allowance for doubtful accounts for estimated losses inherent in the accounts receivable portfolio. In evaluating the required allowance, management considers historical losses adjusted to take into account current market conditions and financial conditions, the amount of receivables in dispute, and the current receivable’s aging and current payment patterns. Based on its evaluation, no allowance for doubtful accounts was recorded as of November 30, 2013. The Company had no receivables at November 30, 2014.

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

The Company’s cost basis in AFS was as follows:

	Amount	Shares

Balance – November 30, 2013	$-	4,500,000
Balance – November 30, 2014	$-	0

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

The composition of the Company’s investments at November 30, as follows:

	2014	2013
Common stock – public company, cost	$-0-	$76,050
Unrealized loss on available for sale marketable securities	-0-	(37,800)
Reclassification adjustment due to impairment	-0-	37,800
Impairment	-0-	(76,050)
Fair value	$-0-	$-0-

The Company had no investment loss for the year ended November 30, 2014 and 2013.

Impairment

The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The company recognized $-0- and $76,050 loss on impairment for the years ended November 30, 2014 and 2013, respectively.

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

Equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken during the periods ended November 30, 2014 and 2013.

Investment in Joint Venture

GECC, a subsidiary of the Company signed an agreement to form a 50-50 Joint Venture with AGT Technologies, LLC. in November 2013 for the technology used for the conversion of cellulosic sugar to ethanol.

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

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

Elements of the joint venture related to exclusivity of the technology are in dispute.

The Company intends to sell GECC for a nominal value as its total focus is on the development of waste-to-energy facilities and waste remediation.

As of November 30, 2014, the Joint Ventures had no activity.

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

Share-based payments

The Company recognizes all forms of share-based payments, including stock option grants, warrants, and restricted stock grants, which are based on the estimated number of awards that are ultimately expected to vest, using a fair-value-based method and measurement date as required by FASB 718 and FASB 505.

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

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

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

Since the Company reflected a net loss in 2014 and 2013, considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

The Company has the following potential common stock equivalents at November 30, 2014 and 2013:

	November 30, 2014	November 30, 2013

Convertible debt	-	625,000

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

Note 3. Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $2,093,021 and $1,342,728, for the years ended November 30, 2014 and 2013, respectively, and net cash used in operations of $332,500 and $236,578 for the years ended November 30, 2014 and 2013, respectively. Additionally, the Company had a working capital deficit of $2,127,569 and $1,676,825, for the years ended November 30, 2014 and 2013, respectively and a stockholders’ deficit of $2,095,142 and $1,636,811, at November 30, 2014 and 2013, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

The ability of the Company to continue as a going concern is dependent on Management’s plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt and/or equity financings. The Company will likely rely upon related party debt and/or equity financing in order to ensure the continuing existence of the business.

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

Note 4. Equipment

At November 30, 2014 and November 30, 2013, equipment consists of the following:

	November 30,
	2014	2013	Estimated Useful Life
Computer Equipment	$27,760	$27,760	5 years
Testing Equipment	20,366	15,612	3 years
Less: Accumulated depreciation	(26,892)	(14,551)
Equipment, net	$21,234	$28,821

Depreciation expense was $12,341 and $5,552 for the years ended November 30, 2014 and 2013, respectively.

Note 5. Income Taxes

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

The Company has a net operating loss carryforward for tax purposes totaling approximately $1,510,000 at November 30, 2014, expiring through 2034. U.S. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at November 30, 2014 and 2013 are approximately as follows:

	2014	2013
Gross deferred tax assets:
Net operating loss carryforwards	$568,000	$431,000
Accrued and deferred expenses	624,000	490,000
Total deferred tax assets	1,192,000	921,000
Less: valuation allowance	(1,192,000)	(921,000)
Net deferred tax asset recorded	-	$-

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

The valuation allowance at November 30, 2014, and 2013, was approximately $1,192,000 and $921,000, respectively. The net change in valuation allowance during the period ended November 30, 2014 was an increase of approximately $271,000.

Note 6. Notes Payable and Convertible Debt

Notes payable consists of the following:

	Balance	Interest Rate	Maturity

Balance - November 30, 2012	$89,800
Borrowings	181,506	8%	Due on demand
Conversion of borrowings to equity	(183,306)
Balance - November 30, 2013	$88,000
Borrowings	30,000	4%	August 4, 2014
Borrowings	25,000	8%	June 30, 2015
Borrowings	10,000	8%	April 1, 2015
Borrowings	2,000	8%	April 30, 2015
Balance - November 30, 2014	$155,000

On June 21, 2013, the Company issued two of its investors a total of 3,122,800 shares of its common stock in full satisfaction of notes payable, amounting to $183,306, along with accrued interest of $4,062. On the date of conversion, the notes payable and accrued interest was valued at $281,052, or $0.09 per share, based on the closing price of the common stock. The Company recorded a loss on the settlement of debt and accrued expenses of $93,684 during the year ended November 30, 2013 as a result of the conversion.

A third party investor advanced $30,000 in July, 2014, at 8% interest. The loan which was due August 4, 2014, has not been repaid. During September and October, 2014, a third party investor loaned the Company $25,000 at 8% interest, due on or before June 30, 2015.

In October, 2014, a third party investor made two advances totaling $12,000, at 8% interest. The loans are due in April, 2015.

In November, 2014, an officer of the Company made a $50,000 loan, at 8% interest, which is due on May 5, 2015.

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

Accrued interest at November 30, 2014 and November 30, 2013 amounted to $9,474 and $6,368, respectively, which is included as a component of accounts payable and accrued expenses.

Convertible debt consists of the following:

	Balance	Interest Rate	Maturity	Conversion Price

Balance - November 30, 2012	$-
Borrowings	25,000	4%	Due on demand	$0.25
Conversion of borrowings to equity	(25,000)
Borrowings	125,000	8%	January 22, 2015	0.10
Balance - November 30, 2013	$125,000
Borrowings	125,000	8%	Due on demand	0.10
Conversion of borrowings to equity	(187,500)
Balance - November 30, 2014	$62,500

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

On November 22, 2013 a third party investor advanced $125,000 due in 14 months from the date of the loan. Pursuant to the agreement the investor was allowed to convert up to 50% of the debt into commons stock at the conversion price of $0.10 per share. Pursuant to a November 28, 2014 agreement of the board of directors, the investor was allowed to convert 100% of the original amount of the debt and accrued interest into the Company’s common shares at a price of $0.10 per share in return for the investor extending the due date of remaining notes payable to June 30, 2015. The Company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The portion of the loan which was originally convertible (50%) was deemed to have a beneficial conversion feature because the fair value of the stock exceeded the effective conversion price embedded in the loan on the commitment date. Accordingly, the Company recorded the value of the beneficial conversion feature for 50% of the debt, which was determined to be $18,750, as a discount to the loan and a corresponding increase to additional paid in capital. The debt discount was recognized as interest expense in the current period. The fair market value of the remaining shares as of the date of conversion, November 25, 2014, was $0.19 per share. At the date of conversion, the Company immediately recognized a loss on conversion of the debt and accrued interest of $67,379 with a corresponding increase to additional paid in capital.

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

On December 3, 2013 a third party investor advanced $125,000 due on or before February 3, 2015. Pursuant to the agreement, the investor was allowed to convert up to 50% of the debt at a share price of $0.10. The Company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The loan was deemed to have a beneficial conversion feature because the fair value of the stock exceeded the effective conversion price embedded in the loan on the commitment date. Accordingly, the Company recorded the value of the beneficial conversion feature, which was determined to be $62,500 as a discount to the loan and a corresponding increase to additional paid in capital. The amount was recognized as interest expense. There was a loss on the conversion of accrued interest of $9,755, which was recorded as a loss on the settlement of debt and a corresponding amount was recorded as an increase to paid in capital.

Interest expense on convertible debt with third parties amounted to $4,973 and $6,368 at November 30, 2014 and 2013, respectively.

Note 7. Notes Payable – Related Parties

For the year ended November 30, 2013

On June 21, 2013, the Company issued its Chief Executive Officer 707,500 shares of its common stock in full satisfaction of his note payable, amounting to $40,500 and accrued interest of $1,950. On the date of conversion, the note payable and accrued interest were valued at $63,675, or $0.09 per share, based on the closing price of the common stock. The Company recorded a loss on the settlement of debt and accrued expenses of $21,225 for the year ended November 30, 2013 as a result of the conversion.

For the year Ended November 30, 2014

During June and August, 2014, the directors of the Company made interest free loans of $1,200, which are due on demand.

On November 5, 2014, the Director of Business Strategy made a loan of $50,000, bearing interest at 8% which is due on May 5, 2015.

As of November 30, 2014 and 2013, respectively the Company owes $294 and $190 in accrued interest, respectively, which has been recorded as a component of accounts payable and accrued expenses – related party.

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

November 30, 2014 and 2013

Note 8. Stockholders’ Deficit

(A) Preferred Stock

On January 28, 2011, the Company issued one share of Series A, preferred stock for $1. This series of preferred stock had a provision that the holder of the one share, a related party controlled by the Company’s Chief Executive Officer and a Director, can vote 50.1% of the total votes. There are no preferences, dividends, or conversion rights.

On October 24, 2014, as part of the transaction with G3P Holdings, the Company issued one share of its Series B convertible preferred stock which represents the number of shares of Series B preferred stock which are convertible into an aggregate number shares of the Company’s commons stock equal to 50% of the number of shares of the Company’s common outstanding immediately prior to the share exchange. Due to the requirements and timing for conversion, the share was not valued. (See footnote 1.)The Series B preferred share is exercisable only on the second anniversary of the closing date of the transaction, under the terms forth in the share exchange agreement set forth below:

Conversion Rights of Convertible Preferred Stock:

Up to fifty percent (50%) maximum of the outstanding CS at October 24, 2014, (approximately 30,000,000 common stock shares).

At the end of two (2) years, G3P Existing Shareholders have the right to convert the PS into CS on the following basis:

If BOPO earns $ 0 net cash flow and G3P earns a minimum of $1,000,000 net cash flow then the PS can be converted into 50% of the CS outstanding on October 24, 2014, and prior to the issuance of the CS in this Transaction; or If BOPO and G3P earn a similar amount of net cash flow then G3P can convert the PS into 30% of the outstanding CS prior to the issuance of the CS in this Transaction or a total of 50% of the outstanding shares at Closing including the CS issued at Closing; or

If G3P earns $-0- net cash flow, then G3P cannot convert the PS but will retain the original 20% of the CS issued at Closing.

G3P has an option, which can be exercised at the end of two (2) years to wait an additional one year to convert the PS. If G3P exercises the option to wait up to one more year before converting the PS, then G3P must provide evidence that one project is under construction or all contracts for the project are executed and funding is in place to commence construction.

(B) Common Stock

For the year ended November 30, 2013:

The Company issued 215,000 shares of stock for cash totaling $12,900, at a value of $0.06 per share to unrelated third parties.

The Company authorized 80,000 shares of stock for the conversion of debt, which were valued $100,000 at November 30, 2012. The shares were a component of Common Stock Payable and not included in equity, nor used in calculating earnings per share until the year ending November 30, 2013.

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

3,544,967 common shares for unrelated party debt at a price of approximately $0.09 per share, for a total value of $325,547.

The Company authorized 40,000 shares of stock to an unrelated consultant for services, which were valued at $108,500 at November 30, 2012. The shares were a component of Common Stock Payable and were not include in equity, nor used in calculating earnings per share until the year ending November, 30, 2013.

42,813 shares were issued to unrelated consultants for services, at prices ranging from $0.18 to $0.80, for a total value of $34,250.

1,500,000 shares were issued to an unrelated third party for services to be rendered over a one year period. At November 30, 2013 the unvested shares had a value of $143,750. As of November 30, 2014, the 1,500,000 shares were fully vested and the fair value of the shares was $120,000. The $23,750 decrease, from November 30, 2013 to November 30, 2014 was a result of the fair value measurement at November 30, 2014 based on the current market price per share of the common stock.

On June 25, 2013, the Company’s Chief Executive Officer and Director of Business Strategy were each granted 2,000,000 shares of common stock in exchange for continuing to work without cash payment of their full salary and to convert accrued expenses and a note payable. The shares were issued for the year ending November 30, 2103, but will vest after one year of service. The fair value of the common stock at the date of grant was $0.09 per share based upon the closing market price on the date of grant. The aggregate grant date fair value of the awards amounted to $360,000, which will be recognized as compensation expense over the vesting period. The Company recorded $150,000 of compensation expense during the year ended November 30, 2013 with respect to this award.

The Company expensed the shares issued for services as a component of general and administrative expenses.

2,802,400 common shares for debt and accrued expenses of related parties at prices ranging from $0.06 to $0.09 per share, for a total value of $246,496.

For the year ended November 30, 2014:

535,000 common shares were issued to unrelated third parties for services rendered for a value of $57,001. A fair value measurement adjustment was made in the amount of ($23,750), relating to shares issued from November 30, 2013 to November 30, 2014, bringing the total value for common shares issued to third parties for services to $33,251.

500,000 common shares were issued to a director for services rendered for a value of $100,000.

The Company expensed the shares issued for services as a component of general and administrative expenses.

722,550 common shares were issued to an unrelated third party for conversion of $62,500 of debt and $9,755 of accrued interest, at a value of $0.10, per the convertible note agreement. (See footnote 6.)

1,373,650 common shares were issued to an unrelated third party for conversion of $125,000 of debt and $12,365 of accrued interest, at a value of $0.10, per the convertible note agreement. (See footnote 6.)

7,695,296 common shares were issued in accordance with a share exchange agreement executed on October 24, 2014 with the shareholders of G3P Holdings. The fair value at the date of the exchange was $923,436. The cost of the acquisition was a component of general and administrative expenses. (See footnote 1.)

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

(C) Restricted Stock

For the year ended November 30, 2013

On June 21, 2013, the Company granted 1,500,000 shares of common stock to a consultant for services to be provided over a twelve month period, commencing June 1, 2013. The shares will vest after one year of service; however the Company issued the shares in September 2013. All of the shares vested as of November 30, 2014, with a true value of $120,000. These shares are restricted for two years as of October 24, 2014 as part of the SEA Agreement which has a two-year lock-up agreement. (See footnote 8(B)).

On June 25, 2013, the Company’s Chief Executive Officer and Director of Business Strategy were each granted 2,000,000 shares of common stock in exchange for converting accrued expenses and a note payable. The shares vested after one year of service but will not replace the Company’s obligation to pay the required salary over the next year. The fair value of the common stock at the date of grant was $ 0.09 per share based upon the closing market price on the date of grant. The aggregate grant date fair value of the awards amounted to $ 360,000, which is recognized as compensation expense over the vesting period. Total unrecognized compensation expense related to unvested stock awards at November 30, 2014 and November 30, 2013, amounts to $0 and $210,000. These shares are restricted for two years as of October 24, 2014 as part of the SEA Agreement which has a two-year lock-up agreement. (See footnote 8(B)).

Note 9. Related Party Transactions

The Company has separated accounts payable and accrued expenses on the balance sheet to reflect amounts due to related parties primarily consisting of officer compensation, health insurance, interest on notes and reimbursable expenses to officers for travel, meals and entertainment, vehicle and other related business expenses.

For the year ended November 30, 2013

On June 12, 2013, the Company issued one of its directors 200,000 shares of its common stock in full satisfaction of director’s fees and consulting fees owed, amounting to $12,000. On the date of conversion, the fair value of the Company’s common stock was $0.06 per share, based on the closing price of the common stock.

On June 21, 2013, the Company issued its Chief Executive Officer 1,602,000 shares of its common stock in full satisfaction of amounts due to him for debt and accrued interest of $42,450 and reimbursable expenses, amounting to $53,694. On the date of conversion, the fair value of the Company’s common stock was $0.09 per share, based on the closing price of the common stock. The Company recorded a loss on the settlement of debt and accrued expenses of $48,072 during the year ended November 30, 2013 as a result of the conversion.

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

On June 25, 2013, the Company’s Chief Executive Officer and Director of Business Strategy were each granted 2,000,000 shares of common stock in exchange for converting accrued expenses and a note payable (see Note 8. (B.)) and continuing to work and accruing their salary. The shares were issued during the year ended November 30, 2013, but will vest after one year of service and will not replace the Company’s obligation to pay the required salary over the next year. The fair value of the common stock at the date of grant was $0.09 per share based upon the closing market price on the date of grant. The aggregate grant date fair value of the awards amounted to $360,000, which will be recognized as compensation expense over the vesting period. The Company recorded $210,000 and $150,000 of compensation expense during the years ended November 30, 2014 and November 30, 2013, respectively.

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

For the year ended November 30, 2014

Effective November 30, 2014, the Company granted 500,000 shares of common stock with a fair value of $100,000, to one of its directors in exchange for all fees owed to the director for services rendered through November 30, 2014. (See footnote 8(B.))

During the years ended November 30, 2014 and 2013, the Company recorded related party interest expense of $275 and $807, respectively.

Note 10. Commitments and Contingencies

Commitments

Employment Agreements – Officers and Directors

As of November 30, 2013, the Company had employment agreements with certain officers and directors (two individuals) containing the following provisions:

Term of contract	5 years, expiring on December 31, 2015
Salary	$200,000
Salary deferral	All salaries will be accrued but may be paid from the Company’s available cash flow funds.

As of November 30, 2014, the Company had employment agreements with certain officers and directors (two individuals) containing the following provisions:

Term of contract	4 years, expiring on November 30, 2018
Salary	$275,000 commencing December 1, 2014
Salary deferral	All salaries will be accrued but may be paid from the Company’s available cash flow funds.

Annual Salaries:

Name	Starting Dec. 1, 2014	2014-15	2015-2016	2016-2017
Robert Kohn		$275,000	$325,000	$375,000

Bonnie Nelson		$275,000	$325,000	$375,000

Lease Agreement

On June 3, 2013, the Company entered into a new lease agreement with its current landlord. The lease is for a 24 month period, expiring on May 31, 2015 , and requires monthly base rental payments of $ 4,000 for the period from June 1, 2013 through May 31, 2014 and $ 4,080 for the period from June 1, 2014 through May 31, 2015 plus adjustments for Common Area Expenses.

Rent expense was $47,158 and $46,589 for the years November 30, 2014 and 2013, respectively.

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

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

Note 11. Testing Services Agreement

On July 2, 2013, the Company entered into agreements for the first stage of a project to develop a castor plantation and milling operation in the Republic of Paraguay with offshore entities (aka “Ambrosia” and “Developer”) for the testing and development of a project with up to $ 10,000,000 in financing upon certification of the castor yield effective and subject to material and adverse events. We received notification of termination of the TSA project as of April 1, 2014 due to material and adverse events related to the necessity for building roads due to extreme flooding conditions and issues associated with clearing of the land.

We entered into a Settlement Agreement with our sub-contractor in June, 2014 for final payment for services related to the testing services agreement and all receivables and payables related to the testing services agreement were satisfied in June, 2014.

The Company recorded other consulting revenue, net of expense of $111,401 and $258,734 for the years ended November 30, 2014 and 2013, respectively, in connection with services provided under the TSA.

Note 12. Subsequent Events

None

