Form 10-Q
period 2015-02-28
Biopower Operations Corp
filed 2015-05-13
CIK 1510832

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of May 13, 2015, the registrant had 41,607,680 shares of common stock, par value $0.0001 per share, outstanding.

BIOPOWER OPERATIONS CORPORATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BioPower Operations Corporation and Subsidiaries

Consolidated Balance Sheets

	February 28, 2015	November 30, 2014
	(Unaudited)

Assets
Current Assets
Cash	$22,963	$15,118
Prepaid expenses	204	818
Total Current Assets	23,167	15,936

Equipment - net	18,149	21,234
Security deposit	11,193	11,193
	29,342	32,427

Total Assets	$52,509	$48,363

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$417,816	$419,090
Accounts payable and accrued expenses - related parties	1,647,037	1,455,540
Notes payable	217,500	155,000
Notes payable - related parties	43,025	51,375
Convertible debt, net of discount	3,333	62,500
Convertible debt - related parties, net of discount	3,333
Total Current Liabilities	2,332,044	2,143,505

Total Liabilities	2,332,044	2,143,505

Stockholders’ Deficit
Preferred stock, $1 par value; 10,000 shares authorized; 1 share issued and outstanding	1	1
Common stock, $0.0001 par value, 100,000,000 shares authorized; 41,607,676 and 41,107,676 shares issued and outstanding	4,162	4,112
Additional paid-in capital	3,650,881	3,580,931
Deficit accumulated	(5,934,579)	(5,680,186)
Total Stockholders’ Deficit	(2,279,535)	(2,095,142)

Total Liabilities and Stockholders’ Deficit	$52,509	$48,363

See accompanying notes to unaudited consolidated financial statements

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

Unaudited

	Three Months Ended
	February 28,
	2015	2014
General and administrative expenses	$248,385	$360,453

Other income (expense)
Interest expense	(3,926)	(5,895)
Interest expense - related party	(2,082)	-
Consulting revenue, net of expense	-	76,533
Total other income (expense) - net	(6,008)	70,638

Net loss	$(254,393)	$(289,815)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding during the period - basic and diluted	41,371,465	30,281,180

Comprehensive loss
Net loss	$(254,393)	$(289,815)
Unrealized loss on available-for-sale marketable securities	-	-
Reclassification adjustment due to impairment on available-for-sale securities	-	-
Comprehensive loss	$(254,393)	$(289,815)

See accompanying notes to unaudited consolidated financial statements

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended February,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(254,393)	$(289,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	-	103,750
Depreciation	3,085	3,085
Amortization of debt discount	1,667
Changes in operating assets and liabilities:
Accounts receivable	-	5,265
Prepaid expenses	614	9,894
Accounts payable and accrued expenses	(1,274)	(72,415)
Accounts payable and accrued expenses - related parties	191,496	114,953
Net Cash Provided by (Used In) Operating Activities	(58,805)	(125,284)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(4,754)
Net Cash Provided By (Used In) Investing Activities	-	(4,754)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	7,500	125,000
Repayment notes payable - related parties	(850)	-
Proceeds from issuance of common stock	60,000
Net Cash Provided By Financing Activities	66,650	125,000

Net Increase in Cash	7,845	(5,038)

Cash - Beginning of Period	15,118	109,172

Cash - End of Period	22,963	$104,134

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes		$-
Interest		$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of notes payable	$-	$209,620
Debt discount recorded on convertible debt	$5,000	$81,250
Debt discount recorded on convertible debt - related party	$5,000	$-
Reclassification-Jeffrey Kaliner	62,500
Reclassification-Bonnie Nelson	7,500

See accompanying notes to unaudited consolidated financial statements

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

February 28, 2015 and 2014

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

The accompanying unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2014 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended November 30, 2014 and 2013. The financial information as of February 28, 2015 is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended November 30, 2014. The interim results for the three months ended February 28, 2015 are not necessarily indicative of the results to be expected for the year ending November 30, 2015 or for any future interim periods.

Note 2 Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $254,393 and $289,815, for the three months ended February 28, 2015 and 2014, respectively, and net cash used in operations of $58,805 and $125,284 for the three months ended February 28, 2015 and 2014, respectively. Additionally, the Company had a working capital deficit of $2,308,877, for the three months ended February 28, 2015 and a stockholders’ deficit of $2,279,535 at February 28, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

February 28, 2015 and 2014

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

Note 3 Equipment

At February 28, 2015 and November 30, 2014, equipment consists of the following:

	2015	2014	Estimated Useful Life
Computer Equipment	$27,760	$27,760	5 years
Testing Equipment	20,366	20,366	3 years
Less: Accumulated depreciation	(29,977)	(26,892)
Equipment, net	$18,149	$21,234

Depreciation expense was $3,085 and $3,085 for the three months ended February 28, 2015 and 2014, respectively.

Note 4 Notes Payable and Convertible Debt

Notes payable consists of the following:

	Balance	Interest Rate	Maturity
Balance – November 30, 2014	$155,000	8%	June 30, 2015
Reclassification of convertible debt to notes payable	62,500	8%	Due on Demand
Balance – February 28, 2015	$217,500

In December, 2013, a third party investor purchased $125,000 of convertible debt, bearing interest, at 8% interest, and due February, 2015. In November, 2014, the Company converted $62,500 according to the terms of the Convertible Note Purchase Agreement. The remaining balance of $62,500 is not convertible to common shares of the Company’s stock. The $62,500 note payable bears interest at 8% and is due on May 25, 2015.

In December, 2014, a third party investor advanced $7,500, at 8% interest, which is due on December 30, 2015.

In December, 2014 a third party investor combined two previous loans dated July 2, 2013 and September 11, 2014 for $18,000 and $5,000, respectively, into a new loan of $23,000, at 8% interest. The new loan is payable on May 5, 2015.

Convertible debt consists of the following:

	Balance	Interest Rate	Maturity	Conversion Price

Balance – November 30, 2014	$62,500	8%		$0.10
Reclassification to notes payable	(62,500)
Borrowings	7,500	8%	Dec. 30. 2015	$0.12
Balance - February 28, 2015	$7,500	8%

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

February 28, 2015 and 2014

On December 30, 2014 a third party investor advanced $7,500 due on or before December 30, 2015. Pursuant to the agreement, the investor is allowed to convert 100% of the debt at a share price of $0.12. The company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The loan was deemed to have a beneficial conversion feature because the fair value of the stock exceeded the effective conversion price embedded in the loan on the commitment date. Accordingly, the Company recorded the value of the beneficial conversion feature, which was determined to be $5,000 as a discount to the loan and a corresponding increase to additional paid in capital.

Accrued interest on notes payable and convertible debt at February 28, 2015 and February 28, 2014 amounted to $12,375 and $11,436, respectively, which is included as a component of accounts payable and accrued expenses.

Interest expense on notes payable and convertible debt with third parties amounted to $3,925 and $4,850 for the three months ended February 28, 2015 and 2014, respectively.

Note 5 Related Party Transactions

Notes payable to related parties at February 28, 2015 and November 30, 2014 is $43,025 and $51,375, respectively. Convertible notes payable to related parties is $7,500 at February 28, 2015.

Accrued interest at February 28, 2015 and November 30, 2014, amounted to $1,439 and $190, respectively and is a component of accounts payable and accrued expenses – related parties.

On November 5, 2014, the Director of Business Strategy made a loan of $50,000, bearing interest at 8% which is due on May 5, 2015. The $50,000 non-convertible loan included a provision for matching, future conversion rights with any new loans made by the company with the exception of a Right of First Refusal. On December 30, 2014, a third party investor loaned the Company $7,500 with conversion rights at $0.12 per share. Therefore, effective December 30, 2014, $7,500 of the director’s $50,000 note payable was reclassified to convertible debt with conversion rights of $0.12 per share. The company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The loan was deemed to have a beneficial conversion feature because the fair value of the stock exceeded the effective conversion price embedded in the loan on the commitment date. Accordingly, the Company recorded the value of the beneficial conversion feature, which was determined to be $5,000 as a discount to the loan and a corresponding increase to additional paid in capital.

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

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

February 28, 2015 and 2014

Note 6 Stockholders’ Deficit

Common Stock

For the three months ended February 28, 2015:

The Company issued 500,000 shares of stock to unrelated third parties for cash totaling $60,000, at a price of $0.12 per share. There are 41,607,676 and 41,107,676 shares issued and outstanding at February 28, 2015 and November 30, 2014, respectively.

Note 7 Commitments and Contingencies

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

Rent expense was $12,821 and $16,606 for the three months ended February 28, 2015 and 2014, respectively.

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

Note 8. Subsequent Events

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISK

The information contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) is intended to update the information contained in our Annual Report on Form 10-K for the year ended November 30, 2014 (our “2014 Annual Report”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in our 2014 Annual Report. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of BioPower Operations Corp. for the three months ended February 28, 2015 and 2014. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Forward-looking statements are based on current expectations and assumptions and actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, those factors set forth in “Risk Factors” contained in Item 1A of our 2014 Annual Report.

Throughout this Quarterly Report, the terms “we,” “us” and “our” refers to BioPower Operations Corporation and, Unless the context otherwise requires, The “Company”, “we,” “us,” and “our,” refer to (i) BioPower Operations Corporation.; (ii) BioPower Corporation (“BC”), Green3Power Holdings Company and its subsidiaries (“G3P”), Green Oil Plantations Americas Inc. (“Green Oil”), Green Energy Crops Corporation (“GECC”), Agribopo, Inc., FTZ Exchange LLC and FTZ Energy Corporation. Unless otherwise indicated, all monetary amounts are reflected in United States Dollars.

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

On October 24, 2014, BioPower Operations Corporation (the “Company” or “BOPO”) executed a Share Exchange Agreement (“SEA”) with Green3Power Holdings Company (“G3P”) to acquire G3P and its wholly-owned subsidiaries Green3Power Operations Inc., a Delaware corporation (“G3P OPS”) and Green3Power International Company, a Nevis Corporation (“G3PI”). Pursuant to the terms thereof, at Closing (as defined in the Share Exchange Agreement), and following the Closing, G3P, G3P OPS and G3PI will be wholly-owned subsidiaries of the Company. G3P is an engineering firm developing waste-to-energy projects using licensed gasification technology, which can convert wastes to energy including electricity, diesel fuels and advanced biofuels. G3P designs, procures, constructs, intends to partially own, operate and maintain Gasification Waste-to-Energy power plants, using their unique thermal licensed gasification technology, an upgrade to present licensed gasification technology in use around the world for the last 30 years. G3P also provides waste remediation services.

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

Enzyme Technology

We have a non-exclusive global License for a patented one-step enzyme technology which converts wastes from poultry, hogs, humans and sugar to products such as fertilizer, cellulosic ethanol and other products. The patent expires in June 2029. Under the terms of the agreement, we pay our Licensor 50% of any sub-license fees that we receive. We also pay our Licensor 12% of all royalties on all revenues we earn from utilizing the technology. This 12% is calculated on the basis of net gross revenues which equal gross revenues less all direct costs associated with the production of the revenues. As part of our October 24, 2014 transaction above, we have agreed to sell our interest in this license.

Critical Accounting Policies

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the SEC, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the our financial condition. The accounting estimates involve certain assumptions that, if incorrect, could have a material adverse impact on our results of operations and financial condition. Our more significant accounting policies can be found in Note 3 of our unaudited interim consolidated financial statements found elsewhere in this report and in our Annual Report on Form 10-K for the year ended November 30, 2014, as filed with the SEC. There have been no material changes to our critical accounting policies during the period covered by this report.

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

Three Months Ended February, 2015 Compared to the Three Months Ended February 28, 2014

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim consolidated financial statements:

	Three Months Ended February 28,		Change	Change
	2015	2014	(Dollars)	(Percentage)

Expenses
General and administrative expenses	$248,385	$360,453	$(112,068)	-31. 09%

Other Income (Expense)
Interest expense	3,926	5,895	(1,969)	-33.49%
Interest expense - related party	2,082	-	2,082	100.0%
	-	-
Consulting revenue, net	-	76,533	(76,533)	-100.0%

Total Other Income - net	(6,008)	70,638	(76,646)	(108.5)%

Net loss	$(254,393)	$(289,815)	$(35,422)	(12.2)%

General and Administrative Expenses. Our general and administrative expenses are mainly comprised of compensation expense, corporate overhead, development costs, and financial and administrative contracted services for professional services including legal and accounting, SEC filing fees, and insurance. The decrease in our general and administrative expenses is primarily attributable to lower compensation expense because there were no outside consultants in the three months ended February 28, 2015, and there was no stock based compensation for the period ending February 28, 2105.

Interest Expense. Interest expense for the three months ended February 28, 2015 and 2014 primarily represents the accretion of debt discount to interest expense on our outstanding debt, as well as contractual interest expense on our notes payable and convertible debt.

Consulting Revenue. During the three months ended February 28, 2015 and 2014, the Company recognized $0 and $76,533, respectively; in net consulting revenue related to the consulting agreement entered into with a third party in February 2013. The consulting agreement was terminated during the year ended November 30, 2014.

Liquidity and Financial Condition

	Three Months Ended February 28,
Category	2015	2014

Net cash used in operating activities	$(58,805)	$(125,284)
Net cash provided by financing activities	66,650	125,000

Net increase (decrease) in cash	$7,845	$(5,038)

Cash Flows from Operating Activities

Net cash used in operating activities was $58,805 for the three months ended February 28, 2015, compared with 125,284 for the comparable period in 2014. Net cash used in operating activities for the three months ended February 28, 2015 is mainly attributable to our net loss of $254,393, offset by an increase in accounts payable and accrued expenses. Net cash used in operating activities for the three months ended February 28, 2014 is mainly attributable to our net loss of $289,815, offset by the loss on impairment of securities, an increase in accounts payable and accrued expenses due to related parties and an increase inconvertible debt and notes payable

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three months ended February 28, 2015 cash flows provided by financing activities was $66,650, compared to $125,000 for the comparable period in 2014. We received $7,500 in proceeds from convertible debt and notes payable with third parties and related parties during the three months ended February 28, 2015, compared to $125,000 in proceeds from convertible debt during the three months ended February 28, 2014. Management is seeking, and expects to continue to seek to raise additional capital through equity and/or debt financings, including through one or more equity or debt financings to fund its operations, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

The Company does not currently have sufficient resources to cover on-going expenses and expansion. As of February 28, 2015, the Company had cash of $22,963 and current liabilities of $2,332,044. Our current liabilities include accounts payable and accrued expenses to related parties of $1,647,037. We have historically financed our operations primarily through private placements of common stock, loans from third parties and loans from our Officer. We plan on raising additional funds from investors to implement our business model. In the event we are unsuccessful, this will have a negative impact on our operations.

As reflected in the accompanying unaudited interim consolidated financial statements, the Company has a net loss of $254,393 and net cash used in operations of $58,805 for the three months ended February 28, 2015; and a working capital deficit of $2,308,877 at February 28, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 28, 2015, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 28, 2015 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 13, 2015	BioPower Operations Corporation

	By:	/s/ Robert D. Kohn
Robert D. Kohn, Chairman and Chief Executive
Officer and Chief Financial Officer

