Form 10-Q
period 2015-05-31
Biopower Operations Corp
filed 2015-08-07
CIK 1510832

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of August 5, 2015, the registrant had 41,657,680 shares of common stock, par value $0.0001 per share, outstanding.

BIOPOWER OPERATIONS CORPORATION

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BioPower Operations Corporation and Subsidiaries

Consolidated Balance Sheets

	May 31, 2015	November 30, 2014
	(Unaudited)

Assets
Current Assets
Cash	$13,677	$15,118
Prepaid expenses	2,121	818
Total Current Assets	15,798	15,936

Equipment - net	4,881	21,234
Security deposit	6,937	11,193
	11,818	32,427

Total Assets	$27,616	$48,363

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$428,952	$419,090
Accounts payable and accrued expenses - related parties	2,324,517	1,455,540
Notes payable - related parties	28,025	51,375
Notes payable	240,000	155,000
Convertible debt, net of discount	18,083	62,500
Convertible debt - related parties, net of discount	18,083	-
Total Current Liabilities	3,057,660	2,143,505

Total Liabilities	3,057,660	2,143,505

Stockholders’ Deficit
Preferred stock, $1 par value; 10,000 shares authorized; 1 share issued and outstanding	1	1
Common stock, $0.0001 par value, 100,000,000 shares authorized; 41,657,680 shares and 41,107,680 shares, respectively, issued and outstanding	4,167	4,112
Additional paid-in capital	3,657,376	3,580,931
Accumulated deficit	(6,691,588)	(5,680,186)
Total Stockholders’ Deficit	(3,030,044)	(2,095,142)

Total Liabilities and Stockholders’ Deficit	$27,616	$48,363

See accompany notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014

Revenue, net of costs	$7,265	$-	$7,265	$-

General and administrative expenses	516,119	278,562	1,004,504	639,015
Loss from operations	(508,854)	(278,562)	(997,239)	(639,015)

Other income (expense)
Interest expense	(8,155)	(12,220)	(14,163)	(18,115)
Consulting revenue, net of expense	-	34,868	-	111,401
Total other income (expense) - net	(8,155)	22,648	(14,163)	93,286

Net loss	$(517,009)	$(255,914)	$(1,011,402)	$(545,729)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding during the period - basic and diluted	41,623,880	30,429,532	41,499,060	30,355,356

See accompany notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended May 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,011,402)	$(545,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,170	6,170
Stock based compensation	2,500	183,650
Loss on sale of equipment	4,183	-
Amortization of debt discount	5,166	-
Changes in operating assets and liabilities:
Accounts receivable	-	(25,853)
Prepaid expenses and other current assets	2,953	8,615
Accounts payable and accrued expenses	9,862	199,583
Accounts payable and accrued expenses - related parties	874,977	(46,700)
Net Cash Used In Operating Activities	(105,591)	(220,264)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(4,754)
Net Cash Provided By Investing Activities		(4,754)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	22,500	125,000
Proceeds from notes payable	22,500	-
Repayment notes payable - related party	(850)	-
Proceeds from issuance of common stock	60,000	100
Net Cash Provided By Financing Activities	104,150	125,100

Net Increase (Decrease) in Cash	(1,441)	(99,918)

Cash - Beginning of Period	15,118	109,172

Cash - End of Period	$13,677	$9,254

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Related party accounts payable settled by sale of asset to related party	$6,000	$-
Reclassification of note payable from convertible to non convertible	62,500	-
Reclassification of note payable from non convertible to convertible	22,500	-
Debt discount recorded on convertible debt	7,000	-
Debt discount recorded on convertible debt - related party	7,000	-

See accompany notes to consolidated financial statements

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

May 31, 2015 and 2014

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

The accompanying unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2014 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended November 30, 2014 and 2013. The financial information as of May 31, 2015 is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended November 30, 2014. The interim results for the three and six months ended May 31, 2015 are not necessarily indicative of the results to be expected for the year ending November 30, 2015 or for any future interim periods.

Note 2 Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,011,402 and net cash used in operations of $105,591 for the six months ended May 31, 2015. Additionally, the Company had a working capital deficit of $3,041,862 and a stockholders’ deficit of $3,030,044 at May 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

May 31, 2015 and 2014

Unaudited

Note 3 Equipment

At May 31, 2015 and November 30, 2014, equipment consists of the following:

	2015	2014	Estimated Useful Life
Computer Equipment	$27,760	$27,760	5 years
Testing Equipment	-	20,366	3 years
Less: Accumulated depreciation	(22,879)	(26,892)
Equipment, net	$4,881	$21,234

Note 4. Notes Payable and Convertible Debt

Notes payable consists of the following:

	Balance	Interest Rate	Maturity
Balance – November 30, 2014	$155,000	8%	Various
Reclassification of convertible debt to notes payable	62,500	8%	Due on Demand
Borrowings	7,500	8%	September 1, 2015
Borrowings	15,000	8%	July 14, 2015
Balance – May 31, 2015	$240,000

In December, 2013, a third party investor purchased $125,000 of convertible debt, bearing interest, at 8% interest, and due February, 2015. In November, 2014, the Company converted $62,500 according to the terms of the Convertible Note Purchase Agreement. The remaining balance of $62,500 is not convertible to common shares of the Company’s stock. The $62,500 note payable bears interest at 8% and is due on demand.

In December, 2014 a third party investor combined two previous loans dated July 2, 2013 and September 11, 2014 for $18,000 and $5,000, respectively, into a new loan of $23,000, at 8% interest. The new loan was due on May 5, 2015.

In May, 2015 a third party investor advanced $7,500, at 8% interest, which is due on September 1, 2015.

On May 13, 2015 a third party investor advanced $30,000 of which $15,000 was not convertible. The loan was due on or before July 14, 2015, at 8% interest.

Convertible debt consists of the following:

	Balance	Interest Rate	Maturity	Conversion Price

Balance – November 30, 2014	$62,500	8%		$0.10
Reclassification to notes payable	(62,500)
Borrowings	7,500	8%	December 30, 2016	$0.12
Borrowings	15,000	8%	July 14, 2015	$0.15
Debt discount	(4,417)
Balance – May 31, 2015	$18,083

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

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

May 31, 2015 and 2014

Unaudited

On May 13, 2015 a third party investor advanced $30,000 due on or before July 15, 2015. Pursuant to the agreement, the investor is allowed to convert 50% of the debt at a share price of $0.15. The company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The loan was deemed to have a beneficial conversion feature because the fair value of the stock exceeded the effective conversion price embedded in the loan on the commitment date. Accordingly, the Company recorded the value of the beneficial conversion feature, which was determined to be $2,000 as a discount to the loan and a corresponding increase to additional paid in capital. The loan was due on or before July 14, 2015, at 8% interest.

Accrued interest on notes payable and convertible debt at May 31, 2015 and November 30, 2014 amounted to $14,039 and $9,009, respectively, which is included as a component of accounts payable and accrued expenses.

Interest expense on notes payable and convertible debt with third parties amounted to $5,330 and $14,447 for the three months ended May 31, 2015 and 2014, respectively.

Note 5. Related Party Transactions

Notes payable to related parties at May 31, 2015 and November 30, 2014 is $28,025 and $51,200, respectively. Convertible notes payable to related parties is $22,500 at May 31, 2015, with a corresponding debt discount of $4,417 for a net amount of $18,083.

Accrued interest at May 31, 2015 and November 30, 2014, amounted to $2,437 and $190, respectively and is a component of accounts payable and accrued expenses – related parties.

On November 5, 2014, the Director of Business Strategy made a loan of $50,000, bearing interest at 8% which was due on May 5, 2015, however, the note was extended to December 30, 2015 by agreement. The $50,000 non-convertible loan included a provision for matching, future conversion rights with any new loans made by the company with the exception of a Right of First Refusal. On December 30, 2014, a third party investor loaned the Company $7,500 with conversion rights at $0.12 per share. Therefore, effective December 30, 2014, $7,500 of the director’s $50,000 note payable was reclassified to convertible debt with conversion rights of $0.12 per share. The company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The loan was deemed to have a beneficial conversion feature because the fair value of the stock exceeded the effective conversion price embedded in the loan on the commitment date. Accordingly, the Company recorded the value of the beneficial conversion feature, which was determined to be $5,000 at December 30, 2014, as a discount to the loan and a corresponding increase to additional paid in capital. On May 13, 2015, another third party investor loaned the Company $30,000 with conversion rights at $0.12 per share. Therefore, effective May 13, 2015, an additional $15,000 of the directors’ $50,000 note payable was reclassified to convertible debt with conversion rights of $0.12 per share. The company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The loan was deemed to have a beneficial conversion feature because the fair value of the stock exceeded the effective conversion price embedded in the loan on the commitment date. Accordingly, the Company recorded the value of the beneficial conversion feature, which was determined to be $2,000 as a discount to the loan and a corresponding increase to additional paid in capital.

In May, 2015, a director purchased the Company’s testing equipment for $6,000. The Company solicited bids for the sale of the equipment, which was no longer used in its business, and the director was the highest bidder. The company recognized a loss on the sale of $4,183 on the sale.

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

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

May 31, 2015 and 2014

Unaudited

Note 6. Stockholders’ Deficit

For the six months ended May 31, 2015:

The Company issued 500,000 shares of stock to unrelated third parties for cash totaling $60,000, at a price of $0.12 per share.

On May 1, 2015 the Company 50,000 shares of common stock to a Consultant for services to be provided over a twelve month period, commencing May 1, 2015. In addition, the Company shall pay to the Consultant a commission to be determined on a case by case basis for the opportunities accepted by the Company introduced by the Consultant. The shares were valued at $2,500.

There are 41,657,680 and 41,107,680 shares issued and outstanding at May 31, 2015 and November 30, 2014, respectively.

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

The accrued officers and directors payroll at May 31, 2015 is $1,518,582.

Lease Agreement

On June 3, 2013, the Company entered into a new lease agreement with its current landlord. The lease is for a 24 month period, expiring on May 31, 2015 , and requires monthly base rental payments of $ 4,000 for the period from June 1, 2013 through May 31, 2014 and $ 4,080 for the period from June 1, 2014 through May 31, 2015 plus adjustments for Common Area Expenses. On May 29, 2015, the Company Amended the lease agreement extending it for an additional 12 month period, expiring on May 31, 2016, and requiring monthly base rental payments of $4,583 plus adjustments for Common Area Expenses.

Rent expense was $ 25,425 and $20,549 for the six month period ended May 31, 2015 and May 31, 2014, respectively.

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

Note 8. Subsequent Events

On July 13, 2015, a third party investor exercised their right and converted 50% of their $30,000 loan into common shares of stock at a price of $0.15.

Only July 24, 2015 a third party investor combined a note in the amount of $23,000, dated December 1, 2014, along with a note in the amount of $20,000, dated October 14, 2014 and accrued interest of $2,531.28, into one note in the amount of $45,531.28, due December 30, 2015. The loan renewal and modification allows the debt to be converted into common shares at $0.15 per share.

Only July 24, 2015 a third party investor combined three previous loans dated July 10, 2014, October 1, 2014, and October 30, 2014 for $30,000, $10,000, and $2,000, respectively, and accrued interest of $2,447.78, into one note in the amount of $44,447.78, due December 30, 2015. The loan renewal and modification allows the debt to be converted into common shares at $0.15 per share.

In July, 2015, the Company accepted a common stock subscription for 100,000 shares of common stock at $0.15 per share or $15,000.

In July, 2015, the Company entered into convertible debt agreements totaling $120,000 at 8% interest, due on December 30, 2015. The debt is convertible into common shares of stock at a conversion price of $0.15 per share.

In July, 2015, the Company entered into convertible debt agreements totaling $50,000 at 8% interest, due on December 30, 2016. The debt is convertible into common shares of stock at a conversion price of $0.15 per share.

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

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of BioPower Operations Corp. for the three and six months ended May 31, 2015 and 2014. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Forward-looking statements are based on current expectations and assumptions and actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, those factors set forth in “Risk Factors” contained in Item 1A of our 2014 Annual Report.

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

On August 4, 2015 the St. Lucie County Commissioners approved the contract and its revisions with G3P to build a $175 Million Renewable Energy Facility on the St. Lucie County, Florida landfill using the G3P Gasification Technology. The contract was executed on August 7, 2015. The contract provides for a 20 year waste stream of 1,000 tons per day of municipal solid waste, construction and demolition waste, green waste and tires. The facility will convert the waste into approximately 80,000 gallons per day of low sulfur synthetic diesel fuel. Vanderweil Engineers and G3P have completed the Site Plan and are putting together the necessary documentation for permit applications. There can be no assurance that G3P will successfully fund the $175 Million facility.

Our corporate headquarters are located at 1000 Corporate Drive, Suite 200, Fort Lauderdale, Florida 33334 and our phone number is (954) 202-6660. Our website can be found at www.biopowercorp.com. The information on our website is not incorporated in this report.

Our Business

Typical Renewable Energy Facility Including Gasification to Electricity or Synthetic Fuel Production

G3P designs, permits, procures equipment, manages construction, intends to partially own and operate and maintain Renewable Waste-to-Energy Facilities using our unique turnkey licensed technology, an upgrade to present gasification technology in use around the world for the last 30 years. These innovative front-end sorting and drying designs in combination with gasifiers enable the company to enhance the thermal output which could provide an increase in revenues and bottom lines. We intend to produce energy through the gasification of non-hazardous municipal solid waste (“MSW”) and other wastes including used tires, tree cuttings, construction and demolition (C&D) wastes and biomass in our specially designed refuse-derived fuel facilities which process waste prior to combustion and gasification, in which waste is heated to create gases (“Syngas”) which are then combusted into steam which can be turned into electricity through traditional steam turbines or create fuel through a Fisher-Tropsch process that has been used for the last ninety years to create fuels. There can be no assurance we will ever build our first WtE facility.

To our knowledge this is the cleanest and most cost effective technology for the conversion of wastes to produce electricity or synthetic fuels. Utilizing a Sorting Facility and an advanced dryer system on the front-end, enables solid wastes, construction & demolition wastes, medical, biological, and pharmaceutical wastes, and used tires as feedstock to produce synthetic gas known as Syngas. Syngas can then be put through a gas generator to produce electricity or the Fisher-Tropsch process to produce synthetic fuels. The front-end drying system is especially helpful in developing countries where there is high organic content and high moisture content waste. G3P also intends to provide waste remediation services.

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

Three and Six Months Ended May 31, 2015 Compared to the Three and Six Months Ended May 31, 2014

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim consolidated financial statements:

	Three Months Ended May 31,		Change	Change
	2015	2014	(Dollars)	(Percentage)

Revenue, net of costs	$7,265	$-	$7,265	100.0%

Expenses
General and administrative expenses	$516,119	$278,562	$237,557	85.3%

Loss from operations	(508,854)	(278,562)	(230,292)	82.7%

Other Income (Expense)
Interest expense	(8,155)	(12,220)	4,065	(33.3)%
Consulting revenue, net	-	34,868	(34,868)	(100.0)%

Total Other Income (expense) - net	(8,155)	22,648	(30,803)	(136.01)%

Net loss	$(517,009)	$(255,914)	$(261,095)	102.02%

	Six Months Ended May 31,		Change	Change
	2015	2014	(Dollars)	(Percentage)

Revenue, net of costs	$7,265	$-	$7,265	100.0%

Expenses
General and administrative expenses	$1,004,504	$639,015	$365,489	57.2%

Loss from operations	(997,239)	(639,015)	(358,224)	56.1%

Other Income (Expense)
Interest expense	(14,163)	(18,115)	3,952	(21.8)%
Consulting revenue, net	-	111,401	(111,401)	(100.0)%

Total Other Income - net	(14,163)	93,286	(107,449)	(115.2)%

Net loss	$(1,011,402)	$(545,729)	$(465,673)	85.3%

Revenue. During the three and six months ended May 31, 2015 and 2014, the Company recognized $7,265 and $0, respectively; in net revenue relating to remediation.

General and Administrative Expenses. Our general and administrative expenses are mainly comprised of compensation expense, corporate overhead, development costs, and financial and administrative contracted services for professional services including legal and accounting, SEC filing fees, and insurance. The increase in our general and administrative expenses is primarily attributable to the increased compensation expense due to the increased number of employees in the three and six months ended May 31, 2015.

Interest Expense. Interest expense for the three and six months ended May 31, 2015 and 2014 primarily represents the accretion of debt discount to interest expense on our outstanding debt, as well as contractual interest expense on our notes payable and convertible debt.

Consulting Revenue. During the three months ended May 31, 2015 and 2014, the Company recognized $0 and $34,868, respectively; in net consulting revenue related to the consulting agreement entered into with a third party in February 2013. During the six months ended May 31, 2015 and 2014, the Company recognized $0 and $111,401, respectively; in net consulting revenue related to this same agreement. The consulting agreement was terminated during the year ended November 30, 2014.

Liquidity and Financial Condition

	Six Months Ended May 31,
Category	2015	2014

Net cash used in operating activities	$(105,591)	$(220,264)
Net cash provided (used) in investing activities	-	(4,754)
Net cash provided by financing activities	104,150	125,100

Net increase (decrease) in cash	$1,441	$(99,918)

Cash Flows from Operating Activities

Net cash used in operating activities was $105,951 for the six months ended May 31, 2015, compared with $220,264 for the comparable period in 2014. Net cash used in operating activities for the six months ended May 31, 2015 is mainly attributable to our net loss of $1,011,402, offset by an increase in accounts payable and accrued expenses. Net cash used in operating activities for the six months ended May 31, 2014 is mainly attributable to our net loss of $545,729, offset by the loss on impairment of securities, an increase in accounts payable and accrued expenses due to related parties and an increase in convertible debt and notes payable.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six months ended May 31, 2015 cash flows provided by financing activities was $104,150, compared to $125,100 for the comparable period in 2014. We received $22,500 in proceeds from convertible debt and notes payable with third parties and related parties during the six months ended May 31, 2015, compared to $125,000 in proceeds from convertible debt during the six months ended May 31, 2014. Management is seeking, and expects to continue to seek to raise additional capital through equity and/or debt financings, including through one or more equity or debt financings to fund its operations, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

The Company does not currently have sufficient resources to cover on-going expenses and expansion. As of May 31, 2015, the Company had cash of $13,677 and current liabilities of $3,057,660. Our current liabilities include accounts payable and accrued expenses to related parties of $2,324,517. We have historically financed our operations primarily through private placements of common stock, loans from third parties and loans from our Officer. We plan on raising additional funds from investors to implement our business model. In the event we are unsuccessful, this will have a negative impact on our operations.

As reflected in the accompanying unaudited interim consolidated financial statements, the Company has a net loss of $1,011,402 and net cash used in operations of $105,591 for the six months ended May 31, 2015; and a working capital deficit of $3,041,862 at May 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 31, 2015, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of May 31, 2015 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES.

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

BioPower Operations Corporation

Dated: August 7, 2015	By:	/s/ Robert D. Kohn
Robert D. Kohn, Chairman and Chief Executive
Officer and Chief Financial Officer

