Form 10-Q
period 2015-08-31
Biopower Operations Corp
filed 2015-10-20
CIK 1510832

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of October 20, 2015, the registrant had 42,107,680 shares of common stock, par value $0.0001 per share, outstanding.

BIOPOWER OPERATIONS CORPORATION

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BioPower Operations Corporation and Subsidiaries

Consolidated Balance Sheets

	August 31, 2015	November 30, 2014
	(Unaudited)

Assets
Current Assets
Cash	$52,474	$15,118
Prepaid expenses	7,757	818
Total Current Assets	60,231	15,936

Equipment - net	3,493	21,234
Security deposit	6,937	11,193
	10,430	32,427

Total Assets	$70,661	$48,363

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$407,120	$419,090
Accounts payable and accrued expenses - related parties	2,677,066	1,455,540
Derivative liability	62,269	-
Notes payable - related parties	525	51,375
Notes payable	132,500	155,000
Convertible debt, net of discount	57,969	62,500
Convertible debt - related parties, net of discount	27,405	-
Total Current Liabilities	3,364,854	2,143,505

Total Liabilities	3,364,854	2,143,505

Stockholders’ Deficit
Preferred stock, $1 par value; 10,000 shares authorized; 1 share issued and outstanding	1	1
Common stock, $0.0001 par value, 100,000,000 shares authorized; 42,107,680 shares and 41,107,680 shares, respectively, issued and outstanding	4,212	4,112
Additional paid-in capital	4,013,145	3,580,931
Accumulated deficit	(7,311,551)	(5,680,186)
Total Stockholders’ Deficit	(3,294,193)	(2,095,142)

Total Liabilities and Stockholders’ Deficit	$70,661	$48,363

See accompanying notes to unaudited consolidated financial statements

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014

Revenue, net of costs	$7,123	$-	$14,388	$-

General and administrative expenses	544,123	198,360	1,548,627	837,375
Loss from operations	(537,000)	(198,360)	(1,534,239)	(837,375)

Other income (expense)
Interest expense	(70,694)	(345)	(84,857)	(18,460)
Loss on derivatives	(12,269)	-	(12,269)	-
Consulting revenue, net of expense	-	-	-	111,401
Total other income (expense) - net	(82,963)	(345)	(97,126)	(92,941)

Net loss	$(619,963)	$(198,705)	$(1,631,365)	$(744,434)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Weighted average number of common shares outstanding during the period - basic and diluted	41,804,859	30,457,275	41,601,737	30,995,808

See accompanying notes to unaudited consolidated financial statements

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended August 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,631,365)	$(744,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,558	9,256
Stock based compensation	75,835	236,151
Loss on sale of equipment	4,183	-
Amortization of debt discount	69,374	-
Loss on derivatives	12,269
Changes in operating assets and liabilities:
Accounts receivable	-	27,591
Prepaid expenses and other current assets	(2,683)	9,730
Accounts payable and accrued expenses	(6,991)	273,572
Accounts payable and accrued expenses - related parties	1,227,526	(71,311)
Derivative liability	-	0
Net Cash Used In Operating Activities	(244,294)	(259,445)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(4,755)
Net Cash Provided By Investing Activities		(4,755)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	192,500	125,000
Proceeds from notes payable	22,500	30,000
Proceeds from notes payable - related parties		1,200
Repayment of notes payable	(7,500)	-
Repayment notes payable - related party	(850)	-
Proceeds from issuance of common stock	75,000	100
Net Cash Provided By Financing Activities	281,650	156,300

Net Increase (Decrease) in Cash	37,356	(107,900)

Cash - Beginning of Period	15,118	109,172

Cash - End of Period	$52,474	$1,272

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Related party accounts payable settled by sale of asset to related party	$6000	$-
Accrued expenses converted to convertible debt	4,979	-
Reclassification of note payable from convertible to non convertible	62,500	-
Reclassification of note payable from non convertible to convertible	100,000	-
Reclassification of related note payable from non convertible to convertible	50,000	-
Debt discount recorded on convertible debt	216,979	-
Debt discount recorded on convertible debt - related party	34,500	-
Debt discount recorded on derivative on convertible debt	62,269	-
Debt converted	30,000

See accompanying notes to unaudited consolidated financial statements

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2015

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

The accompanying unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2014 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended November 30, 2014 and 2013. The financial information as of August 31, 2015 is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended November 30, 2014. The interim results for the three and nine months ended August 31, 2015 are not necessarily indicative of the results to be expected for the year ending November 30, 2015 or for any future interim periods.

Derivative Liabilities

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses and shareholder loans. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Financial assets and liabilities recorded at fair value in our balance sheets are categorized based upon a fair value hierarchy established by GAAP, which prioritizes the inputs used to measure fair value into the following levels:

Fair Value of Financial Instruments

Level 1—Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3—Inputs reflecting management’s best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended August 31, 2015

	Level 1	Level 2	Level 3	Total
Assets
Securities-available for sale	$-	$-	$-	$-
Liabilities
Derivative Financial Instruments	$-	$-	$62,270	$62,270

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2015

Unaudited

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended November 30, 2014:

	Level 1	Level 2	Level 3	Total
Assets
Securities-available for sale	$-	$-	$-	$-
Liabilities
Derivative Financial Instruments	$-	$-	$-	$-

The following table presents details of the Company’s level 3 derivative liabilities as of August 31, 2015 and November 30, 2014:

Amount
Balance November 30, 2014	$-
Debt discount originated from derivative liabilities	50,000
Initial loss recorded	61,074
Change in fair market value of derivative liabilities	(48,805)
Balance August 31, 2015	$62,269

Note 2. Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,631,365 and net cash used in operations of $244,294 for the nine months ended August 31, 2015. Additionally, the Company had a working capital deficit of $3,304,623 and a stockholders’ deficit of $3,294,193 at August 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2015

Unaudited

Note 3. Equipment

At August 31, 2015 and November 30, 2014, equipment consists of the following:

	2015	2014	Estimated Useful Life
Computer Equipment	$27,760	$27,760	5 years
Testing Equipment	-	20,366	3 years
Less: Accumulated depreciation	(24,267)	(26,892)
Equipment, net	$3,493	$21,234

Note 4. Notes Payable and Convertible Debt

Notes payable consists of the following:

	Balance	Interest Rate	Maturity

Balance - November 30, 2014	$155,000	8%	Various
Reclassification of convertible debt to notes payable	62,500	8%	Due on Demand
Borrowings	7,500	8%	September 1, 2015
Borrowings	15,000	8%	July 14, 2015
Repayment of note payable	(7,500)
Reclassification of debt to convertible debt	(100,000)
	$132,500

In December, 2014 a third party investor combined two previous loans dated July 2, 2013 and September 11, 2014 for $18,000 and $5,000, respectively, into a new loan of $23,000, at 8% interest. The $23,000 note payable and $20,000 note payable from the period ending November 30, 2014, was reclassified as convertible debt on July 24, 2015. (See Note 4- Convertible Debt).

In May, 2015 a third party investor advanced $7,500, at 8% interest, which is due on September 1, 2015.

On May 13, 2015 a third party investor advanced $30,000 of which $15,000 was not convertible. The loan was due on or before July 14, 2015, at 8% interest. The non-convertible portion of the debt was reclassified as convertible debt on July 24, 2015 (See Note 4- Convertible Debt).

Only July 24, 2015 a third party investor combined three previous loans dated July 10, 2014, October 1, 2014, and October 30, 2014 for $30,000, $10,000, and $2,000, respectively, along with accrued interest of $2,448, into one convertible note in the amount of $44,448, due December 30, 2015. (See Note 4- Convertible Debt).

Convertible debt consists of the following:

	Balance	Interest Rate	Maturity	Conversion Price

Balance – November 30, 2014	$62,500	8%		$0.10
Reclassification to notes payable	(62,500)
Borrowings	7,500	8%	December 30, 2015	$0.12
Borrowings	15,000	8%	July 14, 2015	$0.15
Reclassification of notes payable to convertible debt	100,000	8%	December 30, 2015	$0.15
Borrowings	50,000	8%	December 30, 2016	$0.15
Borrowings	120,000	8%	December 30, 2015	$0.15
Accrued interest added to convertible debt	4,979	8%	December 30, 2015	$0.15
Conversion of borrowings to equity	(30,000)
Debt discount	(209,510)
Balance – August 31, 2015	$57,969

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2015

Unaudited

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

On May 13, 2015 a third party investor advanced $30,000 due on or before July 15, 2015. Pursuant to the agreement, the investor was allowed to convert 50% of the debt at a share price of $0.15. The loan was later modified to allow for the conversion of the entire debt. In the third quarter, the $30,000 loan was converted into 200,000 shares at $0.15 per share. The company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The loan was deemed to have a beneficial conversion feature because the fair value of the stock exceeded the effective conversion price embedded in the loan on the commitment date. Accordingly, the Company recorded the value of the beneficial conversion feature, which was determined to be $2,000 as a discount to the loan and a corresponding increase to additional paid in capital.

Only July 24, 2015 a third party investor combined a note in the amount of $23,000, dated December 1, 2014, along with a note in the amount of $20,000, dated October 14, 2014 and accrued interest of $2,531, into one note in the amount of $45,531, due December 30, 2015. The loan renewal and modification allows the debt to be converted into common shares at $0.15 per share. The company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The loan was deemed to have a beneficial conversion feature because the fair value of the stock exceeded the effective conversion price embedded in the loan on the commitment date. Accordingly, the Company recorded the value of the beneficial conversion feature, which was determined to be $10,882 as a discount to the loan and a corresponding increase to additional paid in capital. (See Note 4-Note payable).

Only July 24, 2015 a third party investor combined three previous loans dated July 10, 2014, October 1, 2014, and October 30, 2014 for $30,000, $10,000, and $2,000, respectively, along with accrued interest of $2,448, into one convertible note in the amount of $44,448, due December 30, 2015. The loan renewal and modification allows the debt to be converted into common shares at $0.15 per share. The company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The loan was deemed to have a beneficial conversion feature because the fair value of the stock exceeded the effective conversion price embedded in the loan on the commitment date. Accordingly, the Company recorded the value of the beneficial conversion feature, which was determined to be $10,623 as a discount to the loan and a corresponding increase to additional paid in capital. (See Note 4- Note payable).

In July, 2015, the Company entered into various convertible debt agreements totaling $120,000 at 8% interest, due on December 30, 2015. The debt is convertible into common shares of stock at a conversion price of $0.15 per share. The company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The loan was deemed to have a beneficial conversion feature because the fair value of the stock exceeded the effective conversion price embedded in the loan on the commitment date. Accordingly, the Company recorded the value of the beneficial conversion feature, which was determined to be $120,000 as a discount to the loan and a corresponding increase to additional paid in capital.

In July, 2015, the Company entered into convertible debt agreements totaling $50,000 at 8% interest, due on December 30, 2016. The debt is convertible into common shares of stock at a conversion price of $0.15 per share. On this date the Company recorded a debt discount of $50,000 from the initial valuation of the derivative liability of $111,074 and an initial loss on the derivative liability of $61,074 based on the Black Sholes pricing model. The fair value of the derivative liability at August 31, 2015 is $62,270, resulting in a loss on the change in fair value of the derivative of $48,805. The note is shown net of a derivative debt discount of $3,707 at August 31, 2015. (See Note 6).

Accrued interest on notes payable and convertible debt at August 31, 2015 and November 30, 2014 amounted to $16,401 and $9,009, respectively, which is included as a component of accounts payable and accrued expenses.

Interest expense on notes payable and convertible debt with third parties amounted to $60,375 and $690 for the three months ended August 31, 2015 and 2014, respectively.

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2015

Unaudited

Note 5. Related Party Transactions

Notes payable to related parties at August 31, 2015 and November 30, 2014 is $525 and $51,375, respectively. Convertible notes payable to related parties is $50,000 at August 31, 2015, with a corresponding debt discount of $22,595 for a net amount of $27,405.

Accrued interest at August 31, 2015 and November 30, 2014, amounted to $3,434 and $190, respectively and is a component of accounts payable and accrued expenses – related parties. Interest expense on notes payable to related parties amounted to $10,319 and $(1) for the three months ended August 31, 2015 and August 31, 2014, respectively.

On November 5, 2014, the Director of Business Strategy made a loan of $50,000, bearing interest at 8% which was due on May 5, 2015, however, the note was extended to December 30, 2015 by agreement. The $50,000 non-convertible loan included a provision for matching, future conversion rights with any new loans made by the company with the exception of a Right of First Refusal. On December 30, 2014, a third party investor loaned the Company $7,500 with conversion rights at $0.12 per share. Therefore, effective December 30, 2014, $7,500 of the director’s $50,000 note payable was reclassified to convertible debt with conversion rights of $0.12 per share. The company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The loan was deemed to have a beneficial conversion feature because the fair value of the stock exceeded the effective conversion price embedded in the loan on the commitment date. Accordingly, the Company recorded the value of the beneficial conversion feature, which was determined to be $5,000 at December 30, 2014, as a discount to the loan and a corresponding increase to additional paid in capital. On May 13, 2015, another third party investor loaned the Company $15,000 with conversion rights at $0.15 per share. Therefore, effective May 13, 2015, an additional $15,000 of the directors’ $50,000 note payable was reclassified to convertible debt with conversion rights of $0.15 per share. The company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The loan was deemed to have a beneficial conversion feature because the fair value of the stock exceeded the effective conversion price embedded in the loan on the commitment date. Accordingly, the Company recorded the value of the beneficial conversion feature, which was determined to be $2,000 as a discount to the loan and a corresponding increase to additional paid in capital. On July 24, 2015, a third party investor loaned the Company $30,000 with conversion rights at $0.15 per share. Therefore, effective July 24, 2015, the remainder of the directors’ $50,000 note payable was reclassified to convertible debt with conversion rights of $0.15 per share. The company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The loan was deemed to have a beneficial conversion feature because the fair value of the stock exceeded the effective conversion price embedded in the loan on the commitment date. Accordingly, the Company recorded the value of the beneficial conversion feature, which was determined to be $2,000 as a discount to the loan and a corresponding increase to additional paid in capital.

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

Note 6. Derivative Liabilities

On July 23, 2015, the Company entered into a convertible loan agreement with an investor. The Company received a total of $50,000 which bears interest at 8% per annum and is due on December 30, 2016. Interest shall accrue from the advancement date and shall be payable on December 30, 2016. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.15 per share. If an equity transaction occurs at a price below $0.15, then the conversion price will adjust to such price.

On this date of issuance, the Company recorded a debt discount in the amount of $50,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $111,074 and initial loss on derivative liability of $61,074 based on the Black Scholes pricing model. As of August 31, 2015, $3,707 of the debt discount has been amortized. The fair value of the derivative liability at August 31, 2015 is $62,269 resulting in a loss on the change in fair value of the derivative of $48,805. The Note is shown net of a derivative debt discount of $3,707 at August 31, 2015. (See Note 4- Convertible Debt).

Since equity classification is not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. Derivative financial instrument is carried initially and subsequently at its fair values.

We estimated the fair value of the derivative on the inception date, and subsequently, using the Black-Scholes valuation technique, adjusted for the effect of dilution, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value complex derivate instruments.

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2015

Unaudited

As a result of the application of ASC No. 815 in period ended August 31, 2015 the fair value of the conversion feature is summarized as follows:

Amount
Balance November 30, 2015	$-
Debt discount originated from derivative liabilities	50,000
Initial loss recorded	61,074
Change in fair market value of derivative liabilities	(48,805)
Balance August 31, 2015	$62,269

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of August 31, 2015 and commitment date:

	Commitment Date	August 31, 2015
Expected dividends	-	-
Expected volatility	296.84%	307.16%
Expect term	1.44	1.33
Risk free interest rate	0.33%	0.39%

Note 7. Stockholders’ Deficit

For the nine months ended August 31, 2015:

The Company issued 500,000 shares of stock to unrelated third parties for cash totaling $60,000, at a price of $0.12 per share.

On May 1, 2015 the Company issued 50,000 shares of common stock to a Consultant for services to be provided over a twelve month period, commencing May 1, 2015. The shares are valued at $2,500. In addition, the Company shall pay to the Consultant a commission to be determined on a case by case basis for the opportunities accepted by the Company introduced by the Consultant. The shares were valued at $2,500

On July 13, 2015, a third party investor exercised their right and converted 50% of their $30,000 loan into 100,000 common shares of stock at a price of $0.15.

In July, 2015, the Company accepted a common stock subscription for 100,000 shares of common stock at $0.15 per share or $15,000.

On August 10, 2015 the Company issued 150,000 shares of common stock to a Consultant for services to be provided over a twelve month period, commencing August 10, 2015. The shares were valued at $73,335. In addition, the Company shall pay to the Consultant a commission to be determined on a case by case basis for the opportunities accepted by the Company introduced by the Consultant.

On August 10, 2015, a third party investor exercised his right and converted 50% of a $30,000 loan into 100,000 common shares of stock at a price of $0.15.

There are 42,107,680 and 41,107,680 shares issued and outstanding at August 31, 2015 and November 30, 2014, respectively.

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2015

Unaudited

Note 8. Commitments and Contingencies

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

The accrued officers and directors payroll at August 31, 2015 is $1,656,082.

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

Rent expense was $39,781 and $33,317 for the nine month period ended August 31, 2015 and August 31, 2014, respectively.

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

Overview

From inception (September 13, 2010) to November 30, 2014, the Company focused on growing biomass crops coupled with the project development of processing and/or conversion facilities to produce oils, biofuels, electricity and other biomass products. We also intended to utilize licensed patented technology to convert biomass wastes into products and reduce the amount of waste going to landfills. On October 24, 2014 the Company acquired Green3Power Holdings Company and its wholly-owned subsidiaries (G3P), www.green3power.com, which intends to design, permit, procure equipment, manage construction, and partially own and operate and maintain Renewable Waste-to-Energy (WtE) Facilities using their unique turnkey exclusive global license to the gasification technology.

Today, BioPower and its subsidiaries intend to focus on developing renewable waste-to-energy projects globally by designing, engineering, permitting, procuring equipment, construction management and operating and maintaining facilities for the conversion of wastes into electricity and synthetic fuels. The Company intends to also provide waste remediation services.

On August 4, 2015 the St. Lucie County Commissioners approved the contract and its revisions with G3P to build a $175 Million Renewable Energy Facility on the St. Lucie County, Florida landfill using the G3P Gasification Technology. The contract provides for a 20 year waste stream of 1,000 tons per day of municipal solid waste, construction and demolition waste, green waste and tires. The facility will convert the waste into approximately 60,000 gallons per day of low sulfur synthetic diesel fuel and 20,000 gallons of Naptha. Vanderweil Engineers and G3P have completed the Site Plan and are putting together the necessary documentation for permit applications. There can be no assurance that G3P will successfully fund the $175 Million facility.

Our corporate headquarters are located at 1000 Corporate Drive, Suite 200, Fort Lauderdale, Florida 33334 and our phone number is (954) 202-6660. Our website can be found at www.biopowercorp.com. The information on our website is not incorporated in this report.

Our Business

Typical Renewable Energy Facility Including Gasification to Electricity or Synthetic Fuel Production

G3P intends to design, permit, procure equipment, manage construction and partially own and operate and maintain Renewable Waste-to-Energy Facilities using our unique turnkey licensed technology, an upgrade to present gasification technology in use around the world for the last 30 years. These innovative front-end sorting and drying designs in combination with gasifiers enable the company to enhance the thermal output which could provide an increase in revenues and bottom lines. We intend to produce energy through the gasification of non-hazardous municipal solid waste (“MSW”) and other wastes including used tires, tree cuttings, construction and demolition (C&D) wastes and biomass in our specially designed refuse-derived fuel facilities which process waste prior to combustion and gasification, in which waste is heated to create gases (“Syngas”) which are then combusted into steam which can be turned into electricity through traditional steam turbines or create fuel through a Fisher-Tropsch process that has been used for the last ninety years to create fuels. There can be no assurance we will ever build our first WtE facility.

To our knowledge this is the cleanest and most cost effective technology for the conversion of wastes to produce electricity or synthetic fuels. Utilizing a Sorting Facility and an advanced dryer system on the front-end, enables solid wastes, construction & demolition wastes, medical, biological, and pharmaceutical wastes, and used tires as feedstock to produce synthetic gas known as Syngas. Syngas can then be put through a steam generator to produce electricity or the Fisher-Tropsch process to produce synthetic fuels. The front-end drying system is especially helpful in developing countries where there is high organic content and high moisture content waste. G3P also intends to provide waste remediation services.

On November 13, 2013 we entered into a joint venture agreement and formed MicrobeSynergy, LLC, a 50-50 joint venture for the exclusive distribution of a cellulosic advanced biofuels technology. We have to meet certain Milestones to maintain exclusivity otherwise we would have a non-exclusive license. The Company believes that we met Milestone I but we have received notification from our joint venture partner that we did not meet Milestone 1. As part of our October 24, 2014 transaction below, we have sold our interest in this joint venture.

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

We have only generated minimal revenues from business operations. Our auditors have issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business for the next twelve (12) months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing our products to customers. Accordingly, we must raise cash from sources other than revenues generated such as from the proceeds of loans, sale of common shares and advances from related parties.

Licensed Technology

Green3Power Holdings Company – Licensed gasification technology for Waste-to-Energy Conversion

G3P has an exclusive global License for the use of the technologies and processes for building gasification facilities to convert wastes into electricity and synthetic fuels. Once the royalties paid for the use of these technologies equal $10,000,000, G3P will then own 100% of the technologies and processes without any further license fees. The initial license fees are paid based on a one-time fee and then based on the gross revenues of the facilities and their waste conversion operations using the gasification technologies and processes.

Enzyme Technology

We have a non-exclusive global License for a patented one-step enzyme technology which converts wastes from poultry, hogs, humans and sugar to products such as fertilizer, cellulosic ethanol and other products. The patent expires in June 2029. Under the terms of the agreement, we pay our Licensor 50% of any sub-license fees that we receive. We also pay our Licensor 12% of all royalties on all revenues we earn from utilizing the technology. This 12% is calculated on the basis of net gross revenues which equal gross revenues less all direct costs associated with the production of the revenues. As part of our October 24, 2014 transaction above, we have sold our interest in this license.

Critical Accounting Policies

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the SEC, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the our financial condition. The accounting estimates involve certain assumptions that, if incorrect, could have a material adverse impact on our results of operations and financial condition. Our more significant accounting policies can be found Note 1 of our unaudited interim consolidated financial statements found elsewhere in this report and in our Annual Report on Form 10-K for the year ended November 30, 2014, as filed with the SEC. There have been no material changes to our critical accounting policies during the period covered by this report.

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

Three and Nine Months Ended August 31, 2015 Compared to the Three and Nine Months Ended August 31, 2014

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim consolidated financial statements:

	Three Months Ended August 31,		Change	Change
	2015	2014	(Dollars)	(Percentage)

Revenue, net of costs	$7,123	$-	$7,123	100.0%

Expenses
General and administrative expenses	$544,123	$198,360	$345,763	174.3%

Loss from operations	(537,000)	(198,360)	(338,640)	170.7%

Other Income (Expense)
Interest expense	(70,694)	(345)	(70,349)	(20,391.0)%
Loss on derivatives	(12,269)	-	(12,269)	(100.0)%
Consulting revenue, net	-	-	-	-

Total Other Income (expense) - net	(82,963)	(345)	(82,618)	(23,947.2)%

Net loss	$(619,963)	$(198,705)	$(421,258)	212.0%

	Nine Months Ended August 31,		Change	Change
	2015	2014	(Dollars)	(Percentage)

Revenue, net of costs	$14,388	$-	$14,388	100.0%

Expenses
General and administrative expenses	$1,548,627	$837,375	$711,252	84.9%

Loss from operations	(1,534,239)	(837,375)	(696,864)	83.2%

Other Income (Expense)
Interest expense	(84,857)	(18,460)	(74,640)	(359.7)%
Loss on derivatives	(12,269)	-	(12,269)	(100.0)%
Consulting revenue, net	-	111,401	(111,401)	(100.0)%

Total Other Income - net	(97,126)	92,941	(190,067)	(204.5)%

Net loss	$(1,631,365)	$(744,434)	$(701,049)	75.4%

Revenue. During the three months ended August 31, 2015 and 2014, the Company recognized $7,123 and $0, respectively; in net revenue relating to remediation. During the nine months ended August 31, 2015 and 2014, the Company recognized $14,388 and $0, respectively; in net revenue relating to remediation.

General and Administrative Expenses. Our general and administrative expenses are mainly comprised of compensation expense, corporate overhead, development costs, and financial and administrative contracted services for professional services including legal and accounting, SEC filing fees, and insurance. The increase in our general and administrative expenses is primarily attributable to the increased compensation expense due to the increased number of employees in the three and nine months ended August 31, 2015.

Interest Expense. Interest expense for the three and nine months ended August 31, 2015 and 2014 primarily represents the accretion of debt discount to interest expense on our outstanding debt, as well as contractual interest expense on our notes payable and convertible debt.

Loss on derivatives. During the three and nine months ended August 31, 2015 and 2014, derivative expense recognized $12,269 and $0, respectively.

Consulting Revenue. During the three months ended August 31, 2015 and 2014, the Company recognized $0; in net consulting revenue related to the consulting agreement entered into with a third party in February 2013. During the nine months ended August 31, 2015 and 2014, the Company recognized $0 and $111,401, respectively, in consulting revenue related to this same agreement. The consulting agreement was terminated during the year ended November 30, 2014.

Liquidity and Financial Condition

	Nine Months Ended August 31,
Category	2015	2014

Net cash used in operating activities	$(244,294)	$(259,445)
Net cash provided (used) in investing activities	-	(4,755)
Net cash provided by financing activities	281,650	156,300

Net increase (decrease) in cash	$37,356	$(107,900)

Cash Flows from Operating Activities

Net cash used in operating activities was $244,294 for the nine months ended August 31, 2015, compared with $259,445 for the comparable period in 2014. Net cash used in operating activities for the nine months ended August 31, 2015 is mainly attributable to our net loss of $1,631,365, offset by an increase in accounts payable and accrued expenses and stock based compensation. Net cash used in operating activities for the nine months ended August 31, 2014 is mainly attributable to our net loss of $744,434, offset by the loss on impairment of securities, an increase in accounts payable and accrued expenses due to related parties and an increase inconvertible debt and notes payable. We plan on generating revenues from fees associated with the permitting and design of the St. Lucie County renewable WtE facility when funded. There can be no assurance the facility will be funded.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine months ended August 31, 2015 cash flows provided by financing activities was $281,650, compared to $156,300 for the comparable period in 2014. We received $290,000 in proceeds from convertible debt, notes payable and the issuance of equity with third parties and related parties during the nine months ended August 31, 2015, compared to $156,300 in proceeds from convertible debt during the nine months ended August 31, 2014. Management is seeking, and expects to continue to seek to raise additional capital through equity and/or debt financings, including through one or more equity or debt financings to fund its operations, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

The Company does not currently have sufficient resources to cover on-going expenses and expansion. As of August 31, 2015, the Company had cash of $52,474 and current liabilities of $3,364,854. Our current liabilities include accounts payable and accrued expenses to related parties of $2,677,066. We have historically financed our operations primarily through private placements of common stock, loans from third parties and loans from one of our Officers. We also plan on raising additional funds from investors to implement our business model. In the event we are unsuccessful at raising additional funds from investors, this will have a negative impact on our operations.

As reflected in the accompanying unaudited interim consolidated financial statements, the Company has a net loss of $1,631,365 and net cash used in operations of $244,294 for the nine months ended August 31, 2015; and a working capital deficit of $3,304,623 at August 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on Management’s plans, which includes developing and raising funds for WtE facilities and continuing to raise funds through debt and/or equity financings. The Company will likely rely upon related party debt and/or equity financing in order to ensure the continuing existence of the business. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 31, 2015, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of August 31, 2015 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Other than the material weakness discussed below that was identified and remediated during the quarter ended August 31, 2015, there have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BioPower Operations Corporation

Dated: October 20, 2015	By:	/s/ Robert D. Kohn
Robert D. Kohn, Chairman and Chief Executive Officer and Chief Financial Officer

