Form 10-K
period 2015-11-30
Biopower Operations Corp
filed 2016-03-15
CIK 1510832

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files). [  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer	[ ]	Non-accelerated filer	[ ]

Accelerated Filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of February 29, 2016, the last day of the Registrant’s most recently completed first fiscal quarter, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing stock price of $.10 per share as per the close on, February 29 was approximately $1,880,998. Shares of the Registrant’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 11, 2016, there were 50,107,680 shares outstanding and 8,000,000 shares authorized to be issued of the registrant’s common stock, $.0001 par value.

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

PART I

ITEM 1. BUSINESS

Overview

BioPower Operations Corporation (“we,” “our,” “BioPower”, “BIO” or the “Company”) was organized in Nevada on January 5, 2011. The Company and its subsidiaries intend to focus on developing waste to energy projects globally by designing, engineering, permitting, procuring equipment, managing construction and operating and maintaining facilities for the conversion of wastes into energy through licensed gasification technology including but not limited to producing electricity and ultra-low sulfur renewable synthetic fuels. The Company intends to also provide waste remediation services.

We have not yet generated or realized any significant revenues from business operations. Our auditors have issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business for the next twelve (12) months unless we obtain additional capital to pay our bills. This is because we have only generated minimal revenues from a testing agreement. In 2016, we intend to have revenues from waste remediation projects and consulting engineering. Further, we may have revenues from design, engineering, permitting and procurement of equipment for projects, if our projects that we have been developing receive project finance or payment by owners of the project/s. Accordingly, we must raise cash from sources other than revenues generated such as from the proceeds of loans, sale of common shares, and advances from related parties if none of the operating revenues discussed in this paragraph come to fruition.

About BioPower Operations Corporation

We are organized as a holding company. On October 24, 2014, the Company executed a Share Exchange Agreement with Green3Power Holdings Company (“G3P”) to acquire G3P and its wholly-owned subsidiaries Green3Power Operations Inc., a Delaware corporation (“G3P OPS”) and Green3Power International Company, a Nevis Corporation (“G3PI”), which are wholly-owned subsidiaries of the Company. This transaction was a stock for stock exchange, (See Share exchange Agreement below). We conduct all of our operations through Green3Power Holdings Company and their subsidiaries which are primarily engaged in the development of waste-to-energy projects and services including design, permitting, equipment procurement, construction management and operations and maintenance of the intended facilities. We intend to hold equity interests in the waste-to-energy facilities on a global basis and operate and maintain the facilities. A second business unit is focused on providing waste remediation services globally.

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

We will also provide waste remediation services. Remediation waste is defined in 40 Code of Federal Regulations (CFR) 260.10 as “all solid and hazardous wastes, and all media (including groundwater, surface water, soils, and sediments) and debris, that are managed for implementing cleanup.”

We intend to pursue our mission through the following key strategies:

●	Our exclusively licensed gasification technology can convert a variety of wastes into electricity or ultra-low sulfur, renewable synthetic fuel. The technology is modular and built to handle approximately 300 to 400 tons per day of waste per line of equipment. We can only use up to twelve (12) lines of equipment at a facility location because of the constraints of truck traffic per location. Because our licensed gasification is built in a series of lines, we are able to service and maintain the lines and systems while operating the facilities continuously.

●	The Company intends to earn revenues from design, engineering, permitting, operations and maintenance fees and may also earn procurement fees from WtE projects.

●	We have strategically aligned with Vanderweil Engineers to develop WtE facilities in the United States and internationally. Vanderweil has been in business since 1950 and its Power Engineering group is expert at developing, designing, engineering and permitting power generation facilities worldwide.

●	The Company intends to maintain an equity interest of between twenty percent (20%) to one hundred percent (100%) in each of its developed projects.

●	We have partnered and will partner with project development groups globally who have been in different stages of development of WtE projects.

●	We intend to maximize the long-term value of WtE facilities by adding waste and off-take energy contracts, seeking incremental revenue opportunities and deploying new or improved technologies, systems and processes targeted at increasing revenue and reducing costs.

●	We seek to grow primarily through the development of new facilities selected in markets where we believe that the tipping fees and off-take agreements will enable us to secure funding for the projects. We believe that our approach to these opportunities is highly-disciplined, both with regard to our required rates of return, necessary contract elements, regulatory issues and the manner in which potential new projects will be structured and financed.

●	We believe that our efforts to develop our business will be enhanced by the development of additional technologies in such fields as gasification, recycling, alternative waste remediation and treatment processes and emission controls. We intend to use research and development efforts in some of these areas relevant to our WtE and waste remediation businesses.

●	Our intention is to maintain a focus on sustainability- the on-going methodology for improving the environment. We seek to achieve continuous improvement in environmental performance, beyond compliance with legally required standards.

●	We intend to provide waste remediation services on a global basis by working with local contractors.

Our Waste-to-Energy Business

The WtE facilities we intend to build may earn revenue from the following potential revenue streams:

Prior to the start-up of the facility:

●	Design fees

●	Engineering fees

●	Permitting fees

●	Procurement of equipment fees (usually 10% of the cost of equipment)

●	Management of construction fees

We will always have an Operations and Maintenance Agreement to operate and maintain the facility for a minimum of twenty years, for each facility using our technology, with or without ownership in the facility.

After the start-up of a facility if we are an equity owner in the facility, we will earn:

●	Tipping fees from the disposal and processing of each ton of waste – Waste Agreement usually twenty to thirty years; and

●	Sale of electricity – Power Purchase Agreement (PPA) usually twenty to thirty years; or

●	Sale of ultra-low sulfur renewable synthetic fuel (usually one year renewable to fifteen year);

●	Recyclables recovered during the WtE process;

●	Carbon credits, if available;

●	RINS – Renewable Identification Number under the Renewable Fuel Standard Program, good until 2022 and in California to 2033.

In order to finance projects through traditional project finance, long-term contracts (off-take agreements) need to be executed for the sale of electricity or fuels in combination with a waste contract. There can be no assurance we will ever fund a facility, bring the development of a WtE facility into operation, partially own a WtE facility or operate and maintain a WtE facility.

Project Development of Waste-to-Energy Facilities

Early stage

Our Company is contacted by municipalities, government agencies and local developers for potential waste-to-energy projects on a global basis. We are either asked to respond to a request for proposal (RFP) or request for quotation (RFQ) from a municipality or the local developer has a potential waste-to-energy project.

We then collect as much of the following information that is available:

●	Tipping fees in the area;

●	Electricity rate (either federal mandate or local utility base load rates;

●	Renewable energy fuel rate with or without RINS or local government credits;

●	Waste Composition for the local area;

●	Total tonnage collected;

●	Total tonnage available;

●	Site location with available topo maps and boundary surveys;

●	Location of nearest substation;

●	Government will guarantee payments and

●	Map showing current locations collected from, dumping/landfill sites, and proposed location.

Once the above information is gathered we prepare a preliminary design, financial models and determine the financial viability of the project. We also look at the credit worthiness of the Government, if outside the U.S., if there is a federal mandate for the purchase of electricity or the credit worthiness of the local utility, if not government owned. If a fuel project, we look at the local fuel rates and if there are credits associated with renewable fuels. We then determine whether or not we will submit a bid based on the financial viability of the project.

Intermediate Stage

Once we respond to an RFP/RFQ the municipality publishes the final bidders list, which generally can be as small a list as two bidders or as many as ten bidders. If we are on the final bidders list, we will meet with the municipality in accordance with our ranking. If we are awarded the bid, we then negotiate with the municipality the waste services agreement, land lease agreement and the Power Purchase Agreement (PPA) or Fuel Off-Take Agreement, if applicable. At times, the Government has mandated the PPA pricing.

We may also negotiate with waste haulers for long term contracts, wherein they will pay us a tipping fee per ton of waste brought to the facility.

Late Stage

During the late stage of project development, we negotiated Waste Agreement, Off-Take Agreement for PPA or the purchase of fuel, and Land Lease Agreement for the site. We make adjustments to our preliminary designs and financial models. We negotiate a Construction contract. We discuss with potential investors and fund managers that we have a project. If they are interested after the initial discussions, we then ask for a commitment letter subject to due diligence. We then provide the essential draft contracts for their review and all due diligence requested in order to finalize the financial commitment. At times, investors/lenders may be part of the final process of contract negotiation to make sure the contracts are compliant with their requirements for funding purposes.

We have not financed any projects at this time and there can be no assurance we ever will finance a project.

BioPower and its subsidiary Green3Power have been working together to develop and finance projects. Based on this work we have the following projects in various stages of development:

Late Stage Project Under Development

St. Lucie County, Florida

Green3Power Operations, Inc. and Vanderweil Engineers are developing a 1,000 tpd Gasification Diesel Fuel Production Facility in St. Lucie County, Florida. Under the executed waste services agreement, the Gasification Facility would receive approximately 800 tpd of waste including 471.4 tpd of freshly collected municipal solid waste (MSW); approximately 105.0 tpd of construction and demolition debris (C&D Debris), approximately 123.3 tpd of Yard Waste, and approximately 100.3 tons/day of used tires. In addition, 200.0 tpd of C&D Debris from the existing C&D Landfill, or 200.0 tpd of baled MSW from the existing MSW Balefill would be excavated and would be transported to the Gasification Facility, where the waste would be converted into 64,000 gallons per day of ultra-low sulfur renewable synthetic fuels and electricity for the running of the facility. The Gasification Facility includes a Sorting Facility to remove heavy metals and reduce ash content, a Waste Dryer, Gasifier, a Cyclone to remove particulate matter from the synthesis gas, a Slagging Unit, a high efficiency, high temperature and pressure HRSG Boiler, and four-stage Steam Turbine/Generator, a Fischer Tropsch Reactor and Fuel Production System, and highly effective flue gas treatment system.

When in full operation, the projected $228 million budget for the St. Lucie plant including insurance costs will produce approximately 64,000 gal/day of ultra-low sulfur renewable synthetic fuel and 16,000 gal/day of Naptha with projected revenues of more than $83 million annually, varying with the price of fuel. The anticipated internal rate of return on the project investment is approximately twenty percent 20% with an EBIDTA of approximately $56.0 million in Year 1. The plant will create approximately 221 new jobs in the St. Lucie area. The power plant will feature an effective flue gas clean up train to ensure that regulated emissions are far below the concentrations allowed under Federal air quality standards. The upflow fluidized bed gasifiers to be used at the new facility have been in waste to energy service for more than 33 years. The project management team consists of the following team members:

●          Green3Power Operations, who manages the project, and is responsible for the design, engineering, permitting, construction management, and operation and maintenance of the St. Lucie County Renewable Energy Facility; and

●          Vanderweil Engineers, who is also responsible for the design, construction and permitting of the St. Lucie County Renewable Energy Facility.

Waste will be transported to the Sorting Facility, where the waste will be sorted to remove metals, glass, e-waste, and unacceptable waste, and then processed through a shredder to reduce the particle size. The waste will then be fed into the dryers, to reduce the water content, and then fed into the Gasifiers. The Gasifiers convert the waste into a synthesis gas and ash at a temperature of 1,000 to 1,400 deg. C. The diesel fuel production system utilizes an advanced Fischer Tropsch reactor to produce ultra-low sulfur renewable synthetic No. 2 diesel fuel. The flue gas is processed through a Cyclone to remove particulate matter, an Acid Gas Removal Unit and Ammonia Scrubber to remove HCl, H2S, and HNO3, an Electrostatic Precipitator to remove sub 2.5 micron particulate matter, a Bag House with carbon injection to remove particulate matter, heavy metals, and organics, and is then discharged out the stack at a temperature of 200 deg C, which prevents condensation.

The Green3Power Operations Renewable Energy Gasification System extracts water from the waste, and combines that water with leachate from the collection vehicles, Sorting Facility, and Inert MSW Landfill, and wastewater from the onsite sanitary facilities and cleaning water, and that water is treated in an onsite leachate/water treatment facility to boiler feed water standards. This treated water is then used as the makeup water in the system to provide the process and cooling water for the facility. Therefore, 100 percent of the water used by the facility is recycled.

On the Power Production Line the Synthesis gas is passed through an HRSG Boiler to produce high temperature and pressure steam. The steam is fed to a high efficiency steam turbine to generate clean, green, renewable electric energy. The flue gas is processed through a Cyclone to remove particulate matter, an Acid Gas Removal Unit to remove HCl, H2S, and HNO3, an Electrostatic Precipitator to remove sub 2.5 micron particulate matter, a Bag House with carbon injection to remove particulate matter, heavy metals, and organics, and is then discharged out the stack at a temperature of 140 to 200 deg C, which prevents condensation. The Power Production Line produces parasitic loading for the electricity needed for the facility of clean, green, electrical power 24 hours per day, 365 days per year.

As a result, the Green3Power Operations Renewable Energy Gasification System does not take water from the city water supply, and does not discharge any wastewater to the sanitary system. All water is collected on site, treated onsite, and is recycled and used as process and cooling water. In addition, emissions from the facility are 100 times lower than EU and USEPA standards for Heavy Metals, Particulate Matter, NOx, SOx, and other key industrial pollutants, and the ash is processed through a slagging unit to remove the carbon, melted to form slag, and then crushed and sold as a sand replacement for concrete block production. The Gasification Facility recycles 100 percent of the water that it uses, has emission more than 100 times below air quality standards, and does not put by-product ash into a landfill. As a result, the Renewable Energy Gasification Facility is considered to be a “Green” technology for water, air, and solids.

The projected cost of the project is $228,000,000. The breakdown of the use of the investment funds may be summarized as follows:

Description	Totals

Design of Facilities	$6,100,000
Project Management	$2,642,890
Permitting - Legal	$500,000
Corporate Expenses	$1,787,391
Working Capital	$85,712
Project Development	$1,426,675
License Fee	$2,853,351
Loan Fee	$11,400,000
Purchase of Equipment	$111,087,867
Installation of Equipment	$12,069,657
Construction of Facilities	$31,526,195
General Insurances	$2,853,351
Product Quantity/Quality Insurance	$38,566,910
Construction Management	$5,100,000
Lease Payments	$1
Total	$228,000,000

There can be no assurance St. Lucie County, Florida will ever be financed and brought into operation. There can be no assurance we will ever bring the development of a WtE facility into operation, partially own a WtE facility, or operate and maintain a WtE facility.

Environmental Benefits of Waste-to-Energy

We believe that WtE offers solutions to public sector leaders around the world for addressing two key issues: (1) on-going management of waste, and (2) renewable energy generation. We believe that the environmental benefits of WtE, as an alternative to landfilling, are clear and compelling: by processing municipal solid waste in our intended WtE facilities, where we can reduce greenhouse gas (“GHG”) emissions (as the methane emitted by landfills is over 23 times more potent than carbon dioxide (“CO2”) over a 100 year period), lower the risk of ground-water contamination, and conserve land. At the same time, WtE generates clean, reliable energy from a renewable fuel source, thus reducing dependence on fossil fuels, the combustion of which is itself a major contributor of GHG emissions. The United States Environmental Protection Agency (“EPA”), using lifecycle tools such as its own Municipal Solid Waste Decision Support Tool, has found that, on average, approximately one ton of CO2-equivalent is reduced relative to landfilling for every ton of waste processed. Compared with fossil based generation, each ton of waste processed eliminates the need to consume approximately one barrel of oil or one-quarter ton of coal, in order to generate the equivalent amount of electricity. As public planners address their needs for more environmentally sustainable waste management and energy generation in the years ahead, we believe that WtE will be an increasingly attractive alternative.

Waste Remediation

G3P management has significant experience in waste remediation projects. Remediation waste is defined as all solid and hazardous wastes, and all media (including groundwater, surface water, soils, and sediments) and debris, that are managed for implementing cleanup and regulatory compliance. Waste remediation includes the removal of toxins from landfills, superfund sites and water remediation. G3P intends to provide services for waste remediation on a global basis. There can be no assurance any waste remediation project will successfully be developed or financed.

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

Present Operations

Waste-to-Energy Projects

We are currently in different stages of development of WtE projects in the United States with Vanderweil Engineers (primarily in Florida, New York, Arizona, California, and Hawaii); and in joint venture with local developers for the development of WtE projects outside the United States in Europe, the Middle East and UAE, the Philippines, Indonesia, Korea, South Viet Nam, Pakistan and various African countries. At present, we have in excess of five billion ($5,000,000,000) of total projected cost of projects in early stage development all over the world. There can be no assurance we will ever fund a WtE facility, bring a WtE facility into operation, partially own a WtE facility or operate and maintain a WtE facility.

We intend to generate revenues from our WtE projects in the following ways: prior to commencing facility operations we intend to earn fees from developing, designing and permitting the WtE facility, equipment procurement, and construction management of the facility. After the facility is in operation, if we own an interest in a facility, our revenues will be derived from the following main sources: (1) fees charged for waste received (tipping fees); (2) the sale of electricity and/or steam, and/or the sale of ultra-low sulfur renewable synthetic fuels, and (3) from the sale of ferrous and non-ferrous metals and other recyclables that are recovered from the waste stream as part of the WtE process. If a facility is in operation we will earn operations and maintenance fees for each facility through a long-term contract to operate and maintain the facility. Our intended facilities may sell energy primarily to utilities or government owned municipalities at negotiated contracted rates on a long term contract called a power purchase agreement (PPA).

WtE Project Contracts

Most of our WtE projects under development have been or will be developed and structured contractually as part of a competitive procurement process conducted by municipal and government entities. Although each contractual agreement has similarities, each contract is different, reflecting the specific needs and concerns of the community, applicable regulatory requirements and/or other factors including site and waste streams.

Our WtE project contracts may include waste agreements known as “Tipping Fee” contracts. Tipping Fee contracts are based on a per-ton fee we receive for receiving and processing each ton of waste. Each project intends to retain all of the revenue generated from the production of energy and recyclable sales in each special purpose vehicle (“SPV”) that is formed for each facility.

Our WtE project contracts will include off-take agreements either for the sale of electricity known as a (“PPA”) contract or the sale of the ultra-low sulfur renewable synthetic fuel. Power Purchase Agreements are usually with utility companies, municipalities, government agencies or end users and may contract for the purchase of electricity at a fairly constant rate for usually 15 – 30 years with extensions and usually subject to consumer price index changes. Our ultra-low sulfur renewable synthetic fuel is a commodity and can be sold into the wholesale and retail markets or to government agencies and is subject to fluctuations in the prices of the market which may vary significantly from country to country. Contracts are shorter in term and subject to market fluctuations.

International Projects

The ownership and operation of facilities in foreign countries entails significant political and financial uncertainties, typically not encountered in the United States. Key international risks include currency exchange rates, currency repatriation restrictions, currency convertibility, government-sponsored efforts to renegotiate long-term contracts, non-payment of tipping fees, unexpected changes in electricity tariffs, changes in the markets for fuel, changes in laws and regulations and political, economic or military instability. Such risks have the potential to cause material impairment to the potential international projects.

Many of the countries in which the Company seeks projects are lesser developed countries than the United States or developing countries. The political, social and economic conditions in some of these countries are typically less stable than in the United States. The financial condition and creditworthiness of the potential purchasers of power may be a government or private utility or for the purchasers of fuel for projects in foreign countries may not be as strong as those of similar entities in the United States. At the time the Company develops a project, the investors/lenders undertake a credit analysis of the obligations of the purchasers under the off-take agreement for electricity or fuel and the waste agreement. The investors/lenders will look at the credit rating of the country and see if there are available government guarantees including letters of credit and other financial instruments to provide the necessary guarantees for the obligations under the waste and off-take agreements for the funding of the project.

The Company will typically seek to negotiate long-term contracts for the tipping fees from the delivery of a guaranteed waste stream and for the off-take agreement for the sale of electricity or fuels. The Company will also seek payment for the agreements that the Company enters into in U.S. Dollars. Often these agreements will be made in whole or part in the domestic currencies of the host countries. Conversion of such currencies into U.S. dollars generally is not assured by a government or other creditworthy country agency and may be subject to limitations in the currency markets, as well as restrictions of the host country. In addition, fluctuations in the value of such currencies against the value of the U.S. dollar may cause the Company’s participation in such projects to yield less return than expected. Transfer of earnings and profits in any form beyond the borders of the host country may be subject to special taxes or limitations imposed by host country laws. The Company has sought to participate in projects in jurisdictions where limitations on the convertibility and expatriation of currency have been lifted by the host country and where such local currency is freely exchangeable on the international markets. In most cases, components of project costs incurred or funded in the currency of the United States are recovered without risk of currency fluctuation through negotiated contractual adjustments to the price charged for electricity or fuels. This contractual structure may cause the cost in local currency to rise from time to time in excess of local inflation, and consequently there is risk in such situations.

The Company has sought to manage and mitigate these potential risks through all means that it deems appropriate, including: the use of investors/lender’s political and financial analysis of the host countries and the key participants in each project; guarantees of relevant agreements with creditworthy entities; political risk and other forms of insurance; participation by United States and/or international development finance institutions in the financing of projects in which the Company participates; and joint ventures with other companies to pursue the development, financing and construction of these projects. The Investors/Lenders determine which mitigation measures to apply based on its balancing of the risk presented, the availability of such measures and their cost.

Financing and Ownership of WtE Facilities

Financing

We have over the past year met with various investors and lenders who finance these types of waste to energy projects. In order to finance a waste to energy project there are many agreements that need to be contracted and in place before a final financial commitment. These include:

●	Waste Agreement which provides the feedstock to convert into environmentally clean renewable energy- electricity or ultra-low Sulfur renewable synthetic fuel.

●	PPA – Power Purchase Agreement for the purchase of the electricity that we can produce at each facility; or

●	Fuel Off-take Agreement – for the purchase of the fuel we can produce at each facility

●	Construction Contract – Construction contractor who provides a performance bond and all other necessary guarantees to construct the facility on the specifications and time schedule provided

●	Insurance – for the quantity and quality of the production of electricity or fuel, political risk, and general liability

●	Land Lease – for the facility and the land necessary for a Project

●	Permitting – solid waste permits, air quality permits and normal construction, zoning and all local necessary permits.

There can be no assurance that any project under development will ever successfully be financed.

Ownership

We intend to partially own each WtE facility. G3P intends to create a special purpose entity (“SPE”) company for each waste to energy project. Every SPE must have a sustainable project including facilities to process the waste into saleable products such as electricity or ultra-low sulfur renewable synthetic fuels. Each project will have joint venture partners that may provide various necessary elements for a project to obtain finance including: business development from a local partner, waste services, technology and/or the sale of end products produced. The Company intends to offer ownership in our initial SPEs to local co-development partners and investors. Each project must have a waste agreement coupled with an off-take agreement. These agreements may enable the SPE to obtain financing based upon the potential profitability of each project and risk mitigation. The role G3P intends to fulfill in each SPE is executive and general management, procurement of funding and development of markets for the sale of end products.

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

On October 24, 2014, BioPower Operations Corporation (the “Company” or “BOPO”) executed a Share Exchange Agreement (“SEA”) with Green3Power Holdings Company (“G3P”) to acquire G3P and its wholly-owned subsidiaries Green3Power Operations Inc., a Delaware corporation (“G3P OPS”) and Green3Power International Company, a Nevis Corporation (“G3PI”). Pursuant to the terms thereof, G3P shareholders exchanged their G3P stock for 20% of the outstanding common stock of BioPower after issuance and future consideration based on performance. Following the Closing, G3P, G3P OPS and G3PI became wholly-owned subsidiaries of the Company. G3P is a development stage company that develops waste-to-energy projects using exclusively licensed gasification technology, which can convert wastes to energy including electricity and synthetic fuels. G3P designs, procures equipment, manages the construction, intends to partially own and operate and maintain Gasification Waste-to-Energy power plants, using their unique thermal exclusively licensed gasification technology, an upgrade to present gasification technology in use around the world for the last 30 years. G3P has many projects under development but there can be no assurance that their first gasification facility will ever be built. G3P also provides waste remediation services.

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

MARKETS, COMPETITION AND BUSINESS CONDITIONS

General Business Conditions

The Company’s business can be adversely affected by general economic conditions, inflation, competitive conditions, government restrictions and controls, changes in law, force majeure events including natural disasters, weather, the adverse financial condition of customers and suppliers, various technological changes and other factors over which the Company has no control including lack of investors or lenders to fund the projects.

The Company expects in the foreseeable future that competition for new projects will be intense in all domestic and International markets in which the Company intends to conduct its business, and its business will be subject to a variety of competitive and market influences.

Our waste-to-energy business. The Company competes both domestically and internationally for waste-to-energy projects, which are highly competitive. There are many companies which are financially capable of funding their own projects. We do not have the ability to fund a project and must seek funding for our potential projects from investors and lenders. These projects must have agreements with entities that are credit worthy or can provide credit worthy enhancements including letters of credit or sovereign guarantees. Sovereign guarantees may need to be credit enhanced to bring them up to credit worthy standards. We target projects that seek green renewable energy with waste solutions to protect their environment and that have tipping fees and an off-take agreement for electricity or fuels. These revenues and associated costs must produce a project with financial criteria to enable financing. Normally, these are projects that both domestic and foreign municipalities and governments request a bid.

Once a contract is awarded or a project is financed and constructed, the Company’s business can be impacted by a variety of risk factors which can affect profitability over the life of a project. Some of these risks are at least partially within the Company’s control, such as successful operation in compliance with law and the presence or absence of labor difficulties or disturbances. Other risk factors, described above, are largely out of the Company’s control and may have an adverse impact on a project over a long-term operation. (See Risk Factors)

Technology, Research and Development

Globally, we have the Exclusive License right to market the proprietary W-t-E conversion technology using gasification. We believe that our know-how and management’s experience and reputation in the field of waste and WtE coupled with our know-how in designing, engineering and permitting enables us to compete for WtE projects.

We believe that our exclusively licensed technology offers an environmentally superior solution to post-recycled waste management and energy challenges faced by leaders around the world, and that our efforts to expand our business will be enhanced by the development of additional technologies in such fields as emission controls, residue disposal and alternative waste treatment processes. Our management team has developed new and cost-effective technologies that control NOx and SOx emissions. We intend to maintain a focus on research and development of technologies in these and other areas that we believe will enhance our competitive position, and offer new technical solutions to waste and energy problems that augment and complement our business.

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

REGULATION OF BUSINESS

Regulations Affecting Our Business

Environmental Regulations — General

Our business activities in the United States are extensively regulated pursuant to federal, state and local environmental laws. Federal laws, such as the Resource Conservation and Recovery Act (RCRA), Clean Air Act, and Clean Water Act, and their state counterparts, govern discharges of pollutants to air and water. Other federal, state and local laws comprehensively govern the generation, transportation, storage, treatment and disposal of solid and hazardous waste and also regulate the storage and handling of chemicals and petroleum products (such laws and regulations are referred to collectively as the “Environmental Regulatory Laws”).

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

Many of these same policy considerations apply equally to other renewable technologies, especially with respect to our intended business. The extent to which such potential legislation and policy initiatives will affect our business will depend in part on whether WtE and our other renewable technologies are included within the range of clean technologies that could benefit from such legislation.

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

Other Regulations

Many countries have expansive systems for the regulation of its energy business. These generally include provisions relating to ownership, licensing, rate setting and financing of generation and transmission facilities.

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

International Climate Change Policies

Certain international markets in which we are proposing WtE projects have recently adopted regulatory or policy frameworks that encourage WtE projects as important components of GHG emission reduction strategies, as well as waste management planning and practice.

The European Union

The European Union has adopted regulations that require member states to reduce the utilization of and reliance upon landfill disposal. The legislation emanating from the European Union is primarily in the form of “Directives,” which are binding on the member states but must be transposed through national enabling legislation to implement their practical requirements, a process which can result in significant variance between the legislative schemes introduced by member states. Certain Directives notably affect the regulation of WtE facilities across the European Union. These include (1) Directive 96/61/EC concerning integrated pollution prevention and control (known as the “IPPC Directive”) which governs emissions to air, land and water from certain large industrial installations (amended several times and is now consolidated in Directive 2008/1/EC), (2) Directive 1999/31/EC concerning the landfill of waste (known as the “Landfill Directive”) which imposes operational and technical controls on landfills and restricts, on a reducing scale, the amount of biodegradable municipal waste which member states may dispose of to landfill, (3) Directive 2008/98/EC on waste (known as the revised “Waste Framework Directive”) which enshrines the waste hierarchy to divert waste from landfill and underpins a preference for efficient energy-from-waste for the recovery of value from residual wastes, and (4) Directive 2000/76/EC concerning the incineration of waste (known as the “Waste Incineration Directive” or “WID”), which imposes limits on emissions to air or water from the incineration and co-incineration of waste. Effective January 2014, the IPPC Directive and the WID will be merged, consolidated and replaced by Directive 2010/EU (the “Industrial Emissions Directive”).

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

EMPLOYEES

As of November 30, 2015, we had seven employees; our Chairman and Chief Executive Officer, a Director of Business Development & Strategy, and an accountant are part of BioPower. G3P has four full-time employees consisting of engineers, waste management professionals and a strategic manager. We also use various consultants, strategic alliance partners, joint venture partners and advisors. We also have project development partners who have employees throughout the world. We intend to hire additional employees for project development and to manage and staff our operations as we raise capital and complete specific milestones that would require these employees. A special purpose entity is formed for each project and will hire their own employees and staff for facility operations. We presently rely on present management, partners, consultants and advisors to direct our business.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration.

G3P has an exclusive global license agreement to deploy the licensed gasification technology. We have to pay up to $10,000,000 for these rights through the payment of a license fee earned from revenues in each project. We also pay our Licensor royalties on revenues produced from utilizing the technology in projects. This license fee reduces the $10,000,000 until paid. Once the full payment is made, G3P will own all rights to the technology with no further royalties due to the Licensor. The Company will continue to charge license fees and royalties for each project built, if the Company owns less than 100% of the project.

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

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended November 30, 2015, relative to our ability to continue as a going concern. We had a working capital deficit of ($3,911,967) and we have an accumulated deficit accumulated of ($7,891,546), as at November 30, 2015. Because our auditors have issued a going concern opinion, it means there is substantial uncertainty we will continue operations in which case you could lose your investment. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. As such we may have to cease operations and investors could lose their entire investment.

We have had no operations to date and have earned no operating revenues to date.

We have had no operations to date and no operating revenues. We expect to incur losses in the coming fiscal year, and possibly beyond, due to significant costs associated with our business and project development activities. There can be no assurance that we will be able to successfully implement our business plan, or that our business or project development activities will ever lead to us generating sufficient revenues to fund our continuing operations or that we will ever generate positive cash flow from our operations. Further, we can give no assurance that we will attain or thereafter sustain profitability in any future period. Since our resources are presently very limited, insufficient future revenues would result in termination of our operations, as we cannot sustain unprofitable operations unless additional equity or debt financing is obtained.

We have had no operations to date, and are competing with well-established companies in our business sector, and may never achieve profitability.

To date the Company has been focused on raising money and business and project development activities. We are faced with all of the risks associated with a company in the early stages of development. Our business is subject to numerous risks associated with a relatively new, undercapitalized company engaged in our business sector. Such risks include, but are not limited to, competition from well-established and well-capitalized companies and unanticipated difficulties regarding the marketing and sale of our products. There can be no assurance that we will ever generate significant commercial sales or achieve profitability. Should this be the case, our common stock could become worthless and investors in our common stock or other securities could lose their entire investment.

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

Furthermore, lower prices for waste disposal and energy production, particularly in the absence of energy policies which encourage renewable technologies such as WtE, may also make it more difficult for us to sell waste and energy services at prices sufficient to allow us to develop new projects. These factors could have a material adverse effect on profitability and cash flow.

Exposure to energy, waste disposal, recyclables and commodity prices may affect our results of operations.

Some of the electricity and steam we intend to sell, synthetic fuels and recyclables, are subject to market price volatility. Changes in the market prices for electricity and steam in particular can be affected by changes in natural gas prices, weather conditions and other market variables, while recyclable prices are affected by general economic conditions and global demand for construction, goods and services. Volatility with respect to all of these revenues could adversely impact our business. We may not be successful in our efforts to mitigate our exposure to price swings relating to these potential revenue streams.

We may experience volatility in the market prices and availability of equipment we purchase, such as gasifiers and Fischer Tropsch process equipment. Any price increase, delivery disruption or reduction in the availability of such supplies could affect our ability to compete for W-t-E projects. We may not be successful in our efforts to mitigate our exposure to supply and price swings for equipment.

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

In addition, lawsuits or enforcement actions by federal, state, local and/or foreign regulatory agencies may materially increase our costs. Stricter environmental regulation of air emissions, solid waste handling and residual ash handling and disposal could materially affect our cash flow and profitability. Certain environmental laws make us potentially liable on a joint and several basis for the remediation of contamination at or emanating from properties or facilities we may own, operate or properties to which we arranged for the disposal of hazardous substances. Such liability is not limited to the cleanup of contamination we actually caused. We cannot provide any assurance that we will not incur liability relating to the remediation of contamination, including contamination we did not cause. For additional information on environmental regulation, see Item 1. Business - Regulation of Business.

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

Our business is capital intensive and typically projects are funded through equity from investors coupled with borrowed money from project lenders to pay for the cost to construct facilities. Dislocations in the credit markets, including for project debt, and increased capital constraints on banks, have resulted in less credit being made available by banks and other lending institutions, and/or borrowing terms that are less favorable than has historically been the case. As a result, we may not be able to obtain financing for new facilities on terms, and/or for a cost, that we find acceptable, which may make it more difficult to finance new projects to be developed.

Prolonged instability or worsening of the credit or capital markets may adversely affect our ability to obtain debt on favorable terms, or at all. Such circumstances could adversely affect our intended project development business, financial condition, and/or the share price of our common stock.

Our reputation could be adversely affected if we are unable to operate our intended projects in compliance with laws, or if our efforts to grow our project development results in adverse publicity.

If we encounter regulatory compliance issues in the course of operating our projects to be developed, we may experience adverse publicity, which may intensify if such non-compliance results in civil or criminal liability. This adverse publicity may harm our reputation, and result in difficulties in developing new projects.

With respect to our efforts to grow our project developments business globally, we sometimes experience opposition from advocacy groups or others intended to halt our development or on-going business. Such opposition is often intended to discourage third parties from doing business with us and may be based on misleading, inaccurate, incomplete or inflammatory assertions. Our reputation may be adversely affected as a result of adverse publicity resulting from such opposition. Such damage to our reputation could adversely affect our ability to grow our business.

Changes in technology may have a material adverse effect on our business.

Our company and others have recognized the value of the traditional waste stream as a potential resource. Research and development activities are ongoing to provide alternative and more efficient technologies to manage waste produce or extract by-products from waste, or to produce power or fuels. We and many other companies are pursuing these technologies, and capital is being invested to find new approaches to waste management, waste treatment, renewable power generation and the production of renewable fuels. It is possible that this deployment of capital may lead to advances in these or other technologies which will reduce the cost of waste management, power production or renewable fuel production to a level below our intended costs and/or provide new or alternative methods of waste management or energy generation that become more accepted than those we intend to utilize. Unless we are able to participate in these advances, any of these changes could have a material adverse effect on our intended revenues and profitability.

Development and construction of new projects and expansions may not commence as anticipated, or at all.

The development and construction of new WtE facilities involves many risks including:

●	the lack of financing for intended projects;

●	the inaccuracy of our assumptions with respect to the cost of and schedule for completing construction;

●	difficulty, delays or inability to obtain financing for a project on acceptable terms;

●	delays in deliveries of, or increases in the prices of, equipment sourced from other countries;

●	the unavailability of sufficient quantities of waste or other fuels for startup;

●	permitting and other regulatory issues, license revocation and changes in legal requirements;

●	labor disputes and work stoppages;

●	unforeseen engineering and environmental problems;

●	unanticipated cost overruns; and

●	weather interferences and catastrophic events including fires, explosions, earthquakes, droughts, pandemics and acts of terrorism.

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

The design and construction of new projects requires us to contract for services from engineering and construction firms, and make substantial purchases of equipment and other components that require large quantities of steel to fabricate. If worldwide demand for new infrastructure spending, including energy generating facilities and waste management facilities, increases, then prices for building materials such as steel, may also rise sharply. In addition, this increased demand would affect not only the cost of obtaining the services necessary to design and construct these facilities, but also the availability of quality firms to perform the services. These conditions may adversely affect our ability to successfully compete for new projects, or construct and complete such projects on time and within budget.

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

We must satisfy performance and other obligations under contracts governing WtE facilities. These contracts typically require us to meet certain performance criteria relating to amounts of waste processed, energy generation rates per ton of waste processed, gallons of renewable fuel produced, residue quantity and environmental standards. Our failure to satisfy these criteria may subject us to termination of operating contracts. If such a termination were to occur, we would lose the cash flow related to the projects and incur material termination damage liability. In circumstances where the contract has been terminated due to our default, we may not have sufficient sources of cash to pay such damages. We cannot assure you that we will be able to continue to perform our respective obligations under such contracts in order to avoid such contract terminations, or damages related to any such contract termination, or that if we could not avoid such terminations that we would have the cash resources to pay amounts that may then become due.

Our businesses depend on performance by third parties under contractual arrangements.

Our waste and energy services businesses depend on a limited number of third parties to, among other things, purchase the electric and steam energy produced or renewable fuels produced by our future facilities, supply and deliver the waste and other goods and services necessary for the operation of our future facilities. The viability of our future facilities depends significantly upon the performance by third parties in accordance with long-term contracts, and such performance depends on factors which may be beyond our control. If those third parties do not perform their obligations, or are excused from performing their obligations because of nonperformance by our waste and energy services businesses or other parties to the contracts, or due to force majeure events or changes in laws or regulations, our businesses may not be able to secure alternate arrangements on substantially the same terms, if at all, for the services provided under the contracts. In addition, the bankruptcy or insolvency of a participant or third party in our facilities could result in nonpayment or nonperformance of that party’s obligations to us. Many of these third parties are municipalities and public authorities. The economic slowdown and disruptions in credit markets have strained resources of these entities generally, and could make it difficult for these entities to honor their obligations to us.

With our initial contracts to receive tipping fees for waste brought to our facilities, sell electricity or renewable fuels for intended projects and the sale of recyclables, we expect to have exposure to market risk, and therefore revenue fluctuations, in energy markets in waste markets. Consequently, we may enter into futures, forward contracts, swaps or options with financial institutions to hedge our exposure to market risk in energy markets. We can provide no assurances as to the financial stability or viability of these financial and other institutions.

Concentration of suppliers and customers may expose us to heightened financial exposure.

Our waste and energy services businesses often rely on single suppliers and single customers at our facilities, exposing such facilities to financial risks if any supplier or customer should fail to perform its obligations.

For example, our businesses may often rely on a single supplier to provide the waste required to operate a facility and on a single customer or a few customers to purchase all or a significant portion of a facility’s output. The financial performance of these facilities depends on such customers and suppliers continuing to perform their obligations under their long-term agreements. A facility’s financial results could be materially and adversely affected if any one customer or supplier fails to fulfill its contractual obligations and we are unable to find other customers or suppliers to produce the same level of profitability. We cannot assure you that such performance failures by third parties will not occur or that if they do occur, such failures will not adversely affect the cash flows or profitability of our businesses.

In addition, we rely on municipal clients as a source of waste as our feedstock and for the revenue from the fees for waste services we provide. Because our contracts with municipal clients are generally long-term, we may be adversely affected if the credit quality of one or more of our municipal clients were to decline materially.

Exposure to international economic and political factors may materially and adversely affect our international businesses.

Our international project development operations expose us to political, legal, tax, currency, inflation, convertibility and repatriation risks, as well as potential constraints on the development and operation of potential business, any of which can limit the benefits to us of an international project.

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

Any or all of the risks identified above with respect to our potential international projects could adversely affect our profitability and cash generation. As a result, these risks may have a material adverse effect on our business, consolidated financial condition and results of operations.

Our reputation could be adversely affected if our businesses, or third parties with whom we have a relationship, were to fail to comply with United States or foreign anti-corruption laws or regulations.

Many of our project development activities may be conducted in countries where corruption has historically penetrated the economy to a greater extent than in the United States. It is our policy to comply, and to require our local partners and those with whom we do business to comply, with all applicable anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, and with applicable local laws of the foreign countries in which we operate. Our reputation may be adversely affected if we were reported to be associated with corrupt practices or if we or our local partners failed to comply with such laws. Such damage to our reputation could adversely affect our ability to grow our business.

Failure to obtain regulatory approvals could adversely affect our operations.

Our waste-to-energy projects will subject to obtaining federal, state, local and foreign approvals required to permit and operate our intended facilities. While we believe our projects will obtain all necessary permits and operating approvals, we may not always be able to obtain all required regulatory approvals. If there is a delay in obtaining any required regulatory approvals the projects may be delayed or may never be permitted.

The energy industry is becoming increasingly competitive, and we might not successfully respond to these changes.

We may not be able to respond in a timely or effective manner to the changes resulting in increased competition in the energy industry in global markets. These changes may include deregulation of the electric utility industry in some markets, privatization of the electric utility industry in other markets, reduction in the prices of renewable fuel and increasing competition in all markets. To the extent competitive pressures increase and the pricing and sale of electricity and renewable fuels assumes more characteristics of a commodity business, the economics of our business may be subject to greater volatility.

Changes in climate conditions could materially affect our business and prospects.

Significant changes in weather patterns and volatility could have a positive or negative influence on our prospects for growing our business. Such changes may cause episodic events (such as floods or storms) that are difficult to predict or prepare for, or longer-term trends (such as droughts or sea-level rise). These or other meteorological changes could lead to increased operating costs, capital expenses, disruptions in facility operations or supply chains, changes in waste generation and interruptions in waste deliveries and changes in energy pricing, among other effects for our intended facilities.

We cannot assure you that our cash flow from operations from projects to be built will be sufficient to service our cash flow needs, which could have a material adverse effect on our financial condition.

Our ability for the project to meet our obligations under our indebtedness depends on our ability to receive revenues from the future projects. This, in turn, is subject to many factors, some of which are beyond our control, including the following:

●	the start-up of new facilities;

●	market conditions affecting waste disposal and energy pricing, as well as competition from other companies for contracts;

●	general economic, financial, competitive, legislative, regulatory and other factors.

We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us, in an amount sufficient to enable us to meet our payment obligations and to fund other liquidity needs. If we are not able to generate sufficient cash flow, we may need to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our outstanding indebtedness, which could have a material and adverse effect on our financial condition.

We do not have a traditional credit facility with a financial institution. This absence may adversely impact our operations.

We do not have a traditional credit facility with a financial institution, such as a working line of credit. The absence of a facility could adversely impact our operations, as it may constrain our ability to have the working capital for the operations of our businesses. If adequate funds are not otherwise available, we may be required to delay, scale back or eliminate portions of our project development efforts. Without credit facilities, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

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

Although each of our projects will maintain insurance, obtain warranties from vendors, require contractors to meet certain performance levels and, in some cases, pass risks we cannot control to the service recipient or output purchaser, the proceeds of such insurance, warranties, performance guarantees or risk sharing arrangements may not be adequate to cover lost revenues, increased expenses or contractual liabilities.

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

Our directors and officers collectively own or have the right to vote approximately 48.5% of our outstanding Common Shares. In addition, on January 28, 2011, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote. The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event. On January 31, 2011, the Company issued one share of Series A Preferred Stock to China Energy Partners, LLC, an entity controlled by Mr. Robert Kohn, our Chief Executive Officer and a Director and Ms. Bonnie Nelson, a Director, with each owning 50% of that entity. Through this entity, Mr. Kohn and Ms. Nelson are empowered with supermajority voting rights despite the amount of outstanding voting securities they each own.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

On June 3, 2013, the Company entered into a new lease agreement with its current landlord. The lease is for a 24 month period, expiring on May 31, 2015 , and requires monthly base rental payments of $ 4,000 for the period from June 1, 2013 through May 31, 2014 and $ 4,080 for the period from June 1, 2014 through May 31, 2015 plus adjustments for Common Area Expenses. On May 29, 2015, the Company amended and extended its current lease for an additional twelve month period, expiring on May 31, 2016, and requires monthly base rental payments of $4,583. The office space is approximately 2,000 square feet and includes five executive offices, a lunchroom and conference room.

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

On September 7, 2013 we affected a 1 for 5 reverse of our common stock and authorized shares outstanding. Our authorized capital consists of 100,000,000 common shares, par value $0.0001 per share (“Common Stock”), Holders of our Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. At March 11, 2016, 50,107,680 shares of our Common Stock are outstanding including 42,107,680 issued and 8,000,000 shares authorized to be issued. Our shares of Common Stock are held by approximately 224 stockholders of record. The number of record holders was determined from the records of our transfer agent and NOBO lists.

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

Approximately, 31,297,696 shares of common stock are restricted securities as such term is defined under Rule 144 promulgated by the SEC, in that they were issued or to be issued in private transactions not involving a public offering.

For the period indicated, the following table sets forth the high and low closing prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Year 2015	High ($)	Low ($)
Fourth Quarter	0.35	0.15
Third Quarter	0.49	0.10
Second Quarter	0.35	0.05
First Quarter	0.35	0.17

Fiscal Year 2014	High ($)	Low ($)
Fourth Quarter	0.21	0.07
Third Quarter	0.11	0.05
Second Quarter	0.20	0.08
First Quarter	0.20	0.11

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

In January 2015, the Company issued 500,000 shares of stock to unrelated third parties for cash totaling $60,000, at a price of $0.12 per share.

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

In July    , 2015, the Company accepted a common stock subscription for 100,000 shares of common stock at $0.15 per share or $15,000.

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

Today, BioPower and its subsidiaries intend to focus on developing renewable waste-to-energy projects globally by designing, engineering, permitting, procuring equipment, construction management and operating and maintaining facilities for the conversion of wastes into electricity and ultra-low sulfur renewable synthetic fuels through exclusively licensed gasification technology. The Company intends to also provide waste remediation services.

On August 4, 2015 the St. Lucie County Commissioners approved the contract and its revisions with G3P to build a Renewable Energy Facility on the St. Lucie County, Florida landfill using the G3P Gasification Technology. The contract provides for a 20 year waste stream of 1,000 tons per day of municipal solid waste, construction and demolition waste, green waste and tires. The facility will convert the waste into approximately 60,000 gallons per day of low sulfur renewable synthetic diesel fuel and 20,000 gallons of Naptha. Vanderweil Engineers and G3P have completed the Site Plan and have submitted the Solid Waste Permit. They are putting together the necessary documentation for other permit applications. There can be no assurance that G3P will successfully fund the $228 Million facility.

Our corporate headquarters are located at 1000 Corporate Drive, Suite 200, Fort Lauderdale, Florida 33334 and our phone number is (954) 202-6660. Our website can be found at www.biopowercorp.com. The information on our website is not incorporated in this report.

Our Business

G3Ps Gasification to Electricity or Renewable Synthetic Fuel Production Facilities

G3P designs, permits, procures equipment, manages construction, intends to partially own and intends to operate and maintain Gasification Waste-to-Energy facilities, using our exclusive global licensed thermal gasification technology, an upgrade to present gasification technology in use around the world for the last 30 years. Combined with our front-end processing system, these gasifiers enable the company to enhance the thermal output, which could provide an increase in revenues and bottom lines. We intend to produce energy through the gasification of non-hazardous municipal solid waste (“MSW”) or other wastes including used tires, tree cuttings, light construction and demolition (C&D) wastes and biomass in our specially designed refuse-derived fuel facilities which process waste prior to combustion and gasification. Waste is heated to create gases (syngas) which are then combusted into steam which can be turned into electricity through traditional steam turbines or create a Fischer-Tropsch ultra-low sulfur renewable synthetic fuel through a Fisher-Tropsch process that has been used for the last ninety years to create synthetic fuels. There can be no assurance we will ever build our first WtE facility.

To our knowledge this is the cleanest and most cost effective technology for the conversion of wastes to produce electricity or synthetic fuels. Utilizing a sorting Facility and an advanced dryer system on the front-end, enables solid wastes, light construction & demolition wastes, medical, biological, and pharmaceutical wastes, and used tires as feedstock to produce electricity and ultra-low sulfur renewable synthetic fuels. The front-end drying system is especially helpful in developing countries where there is high organic content and high moisture content waste. G3P also intends to provide waste remediation services.

Background

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

On November 13, 2013 we entered into a joint venture agreement and formed MicrobeSynergy, LLC, a 50-50 joint venture for the exclusive distribution of a cellulosic advanced biofuels technology. We have to meet certain Milestones to maintain exclusivity otherwise we would have a non-exclusive license. The Company believes that we met Milestone I but we have received notification from our joint venture partner that we did not meet Milestone 1. As part of our October 24, 2014 transaction below, we sold our interest in this joint venture.

On October 24, 2014, BioPower Operations Corporation (the “Company” or “BOPO”) executed a Share Exchange Agreement (“SEA”) with Green3Power Holdings Company (“G3P”) to acquire G3P and its wholly-owned subsidiaries Green3Power Operations Inc., a Delaware corporation (“G3P OPS”) and Green3Power International Company, a Nevis Corporation (“G3PI”). Pursuant to the terms thereof, at Closing (as defined in the Share Exchange Agreement), and following the Closing, G3P, G3P OPS and G3PI will be wholly-owned subsidiaries of the Company. G3P is a development stage company that is an engineering firm developing waste-to-energy projects using licensed gasification technology, which can convert wastes to energy including electricity, and renewable synthetic fuel. G3P designs, procures, constructs, intends to partially own, operate and maintain Gasification Waste-to-Energy facilities, using their unique exclusively licensed gasification technology, an upgrade to present gasification technology in use around the world for the last 30 years. G3P also provides waste remediation services.

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

Licensed Technologies

Green3Power Holdings Company – Exclusive Licensed gasification technology for Waste-to-Energy Conversion

G3P has an exclusive global License for the use of the technologies and processes for building gasification facilities to convert wastes into electricity and ultra-low sulfur renewable synthetic fuels. Once the royalties paid for the use of these technologies equal $10,000,000, G3P will then own 100% of the technologies and processes without any further license fees. The initial license fees are paid based upon gross revenues of the facilities and their waste conversion operations. The Company will continue to charge license fees and royalties for each project where we do not own 100% of the project.

PLAN OF OPERATION

Since October 24, 2014 the Company has agreed to focus on the development, design, engineering, permitting, construction and operations and maintenance of its first waste-to-energy facility for the conversion of wastes into electricity and ultra-low sulfur renewable synthetic fuels utilizing its exclusively licensed gasification technology. The Company intends to also provide waste remediation services on a global basis.

We estimate our budgeted project development and operating expenses for the next twelve month period to be as follows:

Project development costs	$ 500,000	(1)
Operating Costs	1,500,000
Total	$2,000,000

(1) To be reimbursed from project funding

We anticipate that we will be required to raise additional funds through private sales of debt or equity securities of our company, to fund our operations and execute our business plan. There is no assurance that the financing will be completed on terms advantageous to us, or at all. If we are not successful in raising additional funding, we may be forced to curtail or cease some of all of our project development activities and operations.

We may also encounter unforeseen costs that could also require us to seek additional capital. As a result, we will need to raise additional debt and/or equity funding. However, no assurance can be given that we will be able to sell any of such securities. An inability to obtain such funding would prevent us from developing any waste to energy facilities. Our ability to obtain additional capital also will depend on market conditions, national and global economies and other factors beyond our control. The terms of any future debt or equity funding that we may obtain may be unfavorable to us and to our stockholders.

If we are able to raise the entire $2,000,000 we will have sufficient funds to meet operating costs, and project development costs for the current fiscal year, and we will be able to implement key aspects of our business plan, including project development costs for developing waste-to-energy facilities and to provide waste remediation services. We expect these amounts will be sufficient to initiate and sustain our project development activities for one year.

The amount and timing of additional funds that might be required cannot be definitively stated at the date of this report and will be dependent on a variety of factors, including the success of funding the St. Lucie County, Florida waste-to-energy project or any other first waste to energy project, waste remediation projects and the rate of future expansion that we might plan to undertake. If we were to determine that additional funds are required, we would be required to raise additional capital either by way of loans or equity, which, in the case of equity, would be potentially dilutive to existing stockholders. The Company cannot be certain that we will be able to raise the $2,000,000 for project development and operating costs or any additional capital to fund our operations or expansion past the current fiscal year.

OUR CHALLENGES

Our ability to successfully operate our business and achieve our goals and strategies is subject to numerous challenges and risks as discussed more fully in the section titled “Risk Factors,” including for example:

●	any failure to develop our projects and our inability to sufficiently meet our customers’ demands for our products;

●	any inability to effectively manage rapid growth;

●	risks associated with present and future joint ventures, strategic alliances or acquisitions;

●	economic, political, regulatory, legal and foreign risks associated with alternative energy; and,

●	any loss of key members of our management.

You should read and consider the information set forth in “Risk Factors” and all other information set forth in this filing.

Regulation

The Company will comply with all U.S.A. and foreign regulations and laws where they apply to our waste-to-energy and waste remediation businesses including operations, safety and environmental standards.

CONSOLIDATED RESULTS OF OPERATIONS

The following analysis reflects the consolidated results of operations of BioPower Operations Corporation and its subsidiaries.

Fiscal 2015 as Compared with Fiscal 2014

2015	BioPower Operations Corp	BioPower Corporation	FTZ Exchange, LLC		Green[3]Power Holdings Company and Subsidiaries	Total
Revenue, net of costs	$-	$-		$-	$13,420	$13,420
Operating expenses	$(1,050,371)	$(44,873)		$-	$(864,352)	$(1,959,596)
Depreciation and amortization	$8,946	$-		$-	$269	$9,215
Other income (expense)	$(255,897)	$(72)		$-	$-	$(255,969)
Net income (loss)	$(1,315,214)	$(44,945)	$		$(851,201)	$(2,211,360)

2014	BioPower Operations Corp	BioPower Corporation	FTZ Exchange, LLC		Green[3]Power Holdings Company and Subsidiaries	Total
Operating expenses (1)	$(1,896,728)	$(81,408)		$-	$(30,526)	$(2,008,662)
Depreciation and amortization	$12,341	$-		$-		$12,341
Other income (expense)	$(191,957)	$119,939		$-		$(72,018)
Net income (loss) (1)	$(2,101,026)	$38,531	$		$(30,526)	$(2,093,021)

(1) Includes acquisition costs of $923,436.

Revenue, net of costs. The Company reported $29,189 in revenues associated with remediation services, net of related costs of $15,769.

Operating Expenses and Depreciation. Operating expenses and depreciation for the year ended November 30, 2015, decreased $52,192 (3%) to $1,968,811 for 2015 as compared to $2,021,003 for the same period in 2014. The table below details the components of operating expense, as well as the dollar and percentage changes for the year ended November 30.

	For Years Ended November 30,
	2015	2014	$ Change	% Change
Stock based compensation	$75,835	$343,251	$(267,416)	-78%
Wage and wage related costs	1,583,574	463,769	1,119,805	241%
Acquisition cost	-	923,436	(923,436)	-100%
Professional fees	64,501	106,477	(41,976)	-40%
Insurance costs	3,300	4,440	(1,140)	-26%
Rent - building and equipment	54,548	47,158	7,390	16%
Travel and related	96,167	64,563	31,604	49%
Miscellaneous expenses	81,671	55,568	26,103	47%
Depreciation and amortization	9,215	12,341	(3,126)	-25%
Total Operating Exp. & Depreciation	$1,968,811	$2,021,003	$(52,192)	-3%

Wage and wage related costs, which includes salaries, commissions, and taxes, increased $1,119,805 (241%) for the year ended November 30, 2015, as compared to the year ended November 30, 2014. This is primarily due to increases in salaries for the two BioPower officers and addition of the four G3P officers, all are also directors.

Acquisition cost was $-0- for the year ended November 30, 2015, compared to $923,436 for the year ended November 30, 2014. The cost was incurred as a result of the acquisition of G3P in 2014.

Professional fees include legal, accounting, stock transfer agent, SEC filing, banking consulting fees, and general consulting fees. Professional fees decreased for the year ended November 30, 2015 versus the same period in 2014 by $41,976 (-40%) primarily due to the decrease of legal fees incurred for a specific project and a decrease in accounting and SEC filing fees.

Insurance costs in the year ended November 30, 2015, were $3,300 compared to $4,440 for the same period in 2014, a decrease of $1,140 (-26%). The decrease is attributable to the not having a workers compensation insurance policy in place for 2015.

Rent expense increased for the year ended November 30, 2015 versus the same period in 2014 by $7,390 (16%) primarily due to the increased rental rate.

Travel expense for the year ended November 30, 2015 was $96,167 as compared to $64,563 for the same period for 2014 for an increase of $31,604 (49%) as a result of increased business development travel in 2015.

Miscellaneous expense increased by $26,103(47%) to $81,671 for the year ended November 30, 2015, as compared to $55,568 for the same period in 2014. The increase is attributable to a mix of increases and decreases in expenses that are not material in aggregate.

Depreciation expense for the year ended November 30, 2015 was $9,215 compared to the same period for 2014 of $12,341, (-25%). The decrease is a result of the sale of a portion of the equipment to a director in 2015.

Other Income (Expense). Other income (expense) includes interest income, interest expense, loss on settlement of debt, loss on derivatives, consulting income and expense and other non-operating income. Other expense for the year ended November 30, 2015 was $255,969 compared to other expense of $72,018 for the same period last year. In 2014, the Company reported net consulting income of $111,401 and a loss on settlement of debt and accrued expenses of $77,134. No equivalent transactions were reported in 2015. Interest expense increased by 135,145 in 2015 compared to 2014 due to increased borrowings on notes payable and convertible debt, including amortization of debt discounts associated with beneficial conversion features (“BCF”) and derivatives. The Company reported a $14,539 loss on derivatives in 2015.

Net Loss and Net Loss per Share. Net loss for the year ended November 30, 2015 was $2,211,360, compared to $2,093,021 for the same period in 2014, for an increased net loss of $118,339. Net loss per share for the year ended November 30, 2015 was $0.05 compared to $0.07 in the same period for 2014, based on the weighted average shares outstanding of 41,723,041 and 31,289,083, respectively. The increased net loss for the year ended November 30, 2015 compared to the same period in 2014 arose primarily from the increase in interest expense noted above.

We incurred operating expenses of $1,968,811 and $2,021,003, for the years ended November 30, 2015 and 2014, respectively. Our operating expenses primarily consisted of acquisition, development, accounting, audit and legal, consulting, employee accrued salaries, stock based compensation and administrative expenses.

Liquidity and Capital Resources

The Company does not currently have sufficient resources to cover on-going expenses and expansion. As of November 30, 2015, the Company had cash of $1,281 and current liabilities of $3,905,990. Our current liabilities include accrued expenses and salaries of related parties of $3,043,282. We have historically financed our operations primarily through private placements of common stock, loans from third parties and loans from our Officer.

We plan on raising additional funds from investors to implement our business model. In the event we are unsuccessful, this will have a negative impact on our operations.

LIMITED OPERATING HISTORY: NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. BioPower Corporation was incorporated September 13, 2010 in the State of Florida and re-domiciled as BioPower Operations Corporation which was incorporated in the State of Nevada on January 5, 2011. We have generated minimal revenues from our operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. (See “Risk Factors”). To become profitable and competitive, we must develop and execute the business plan. We must raise funds over the next twelve (12) month period partially through advances from related parties, sale of securities; and, we will seek alternative financing through means such as borrowings from institutions or private individuals. There are no assurances that third party borrowings or financings are available to the Company and, if so, under the terms and conditions acceptable.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated audited financial statements for the fiscal years ended November 30, 2015 and 2014, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

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

Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we determined that, as of November 30, 2015, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended November 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following are the officers and directors of the Company as of the date of this report.

	Age	Position

Robert D. Kohn	65	Chairman of the Board, Chief Executive Officer and Chief Financial Officer

Bonnie Nelson	64	Director and Director of Business Strategy

Michael Dinkes Esq. C.P.A.	73	Director and Chairman of the Audit Committee (1)

Neil Williams, Ph.D.	63	Director

(1) Passed away in February, 2016

Robert Kohn, CEO and Chief Executive Officer, Director and Co-Founder

Mr. Kohn has been a director and Chief Executive Officer of BioPower Corporation of Florida since September 13, 2010, and has been integrally involved in the formation and development of this business. At present, this role requires 100% of his time. From July 2009 until September 2010, Mr. Kohn was the Interim Chief Financial Officer of Proteonomix, Inc., a public company involved in stem cell research. Mr. Kohn from November 2009 to September 2010 had also been a consultant to Clenergen Corporation, a reporting issuer and was also a board member until January 25, 2011. From 2006 to 2008, Mr. Kohn was the CEO and CFO of Global Realty Development Corp. and was hired to liquidate multiple Australian real estate development companies, which he accomplished. From 1999 – 2002, Mr. Kohn was the co-founder and CEO of AssetTrade which today is GoIndustry with approximately 1,300 employees in 20 countries. From 1996 to 1999 Mr. Kohn was President of Entrade (“energy trading”), a subsidiary of Exelon Corporation, one of the largest electric utilities in the United States. Mr. Kohn has a B.B.A. in accounting from Temple University and is a C.P.A. and formerly a tax consultant with Deloitte Touché.

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

Michael Dinkes, Esq., C.P.A. Director

Mr. Dinkes had been a Director of the Company since April 26, 2012. He passed away in February 2016. He served as the Chairman of the Audit committee. Mr. Dinkes has been an independent C.P.A. in his own practice from 2008 to present. He has been a Senior Tax Partner of Lazar, Levine and Felix LLP from 1996 until 2008. He was the President and Chief Operating Officer of DHB Capital, an American Stock Exchange Company from 1992 to 1996. Mr. Dinkes has a J.D. from NYU School of Law and is admitted to practice in the State of New York. Mr. Dinkes is also a C.P.A. and admitted to practice in the States of New York and Connecticut. He earned a B.B.A. from Baruch School of Business. Mr. Dinkes is a practicing lawyer and CPA.

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

Board Committees

We currently have an audit committee but do not have nominating or compensation committees. Michael Dinkes, Esq. C.P.A. was the Chairman of the Audit Committee until February 2016, when he passed away. Our entire board of directors is responsible for the functions that would otherwise be handled by these committees. We intend, however, to establish, a nominating committee and a compensation committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. The compensation committee will be primarily responsible for reviewing and approving our salary and benefit policies (including stock options), including compensation of executive officers.

Audit Committee Financial Expert

The Board of Directors had determined that Michael Dinkes, Esq., C.P.A. is our Audit Committee financial expert, as defined under Item 407(d)(5)(i) of Regulation S-K. Mr. Dinkes passed away in February, 2016.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees and officers, and the members of our Board of Directors. A copy of the code of ethics has been previously filed as Exhibit 14.1.

Section 16(a) Beneficial Reporting Compliance

Because we are a 1933 Act Company, Directors, executive officers and holders of more than 10% of our outstanding common stock are not required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of transactions in securities of the Company on Forms 3, 4, and 5.

ITEM 11. EXECUTIVE COMPENSATION

The following is a summary of the compensation we accrued for our executive officers, for the two fiscal years ended November, 2015 and 2014.

Summary Compensation Table

Name and Position(s)	Year	Salary($)	Bonus($)	Total Compensation

Robert D. Kohn (1)	2015	$275,000		$275,000
CEO and Director	2014	$120,000		$120,000

Bonnie Nelson (2)	2015	$275,000		$275,000
Director and Director of Business Strategy	2014	$173,333	$200,000	$373,333

(1)	Mr. Kohn was appointed as our Chief Executive Officer, Chief Financial Officer, Secretary and Director on January 5, 2011.

(2)	Ms. Nelson was appointed as our Director and Director of Business Strategy on January 5, 2011.

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

Base Salary: $200,000 Mr. Kohn, $150,000 Mr. Shepherd, $125,000 Ms. Nelson

Ms. Nelson’s Base Salary was amended on April 1, 2013 to $200,000 per annum.

Mr. Kohn’s and Ms. Nelson’s Base Salaries were amended on April 1, 2014 to $120,000 per annum.

Mr. Kohn’s and Ms. Nelson’s Base Salaries were amended on October 24, 2014 to $275,000 per annum commencing December 1, 2014.

Incentive Compensation: Each shall be entitled to receive such bonus payments or incentive compensation as may be determined at any time or from time to time by the Board of Directors of the Company (or any authorized committee thereof) in its discretion. Such potential bonus payments and/or incentive compensation shall be considered at least annually by the Board or committee. Bonnie Nelson has received an accrued $200,000 bonus payment for the introduction of Green3Power. No other bonuses or incentive compensation has been determined to date.

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

The following table lists the number of shares and percentage of shares beneficially owned based on 42,107,680 shares of Common Stock outstanding as of February 29, 2016.

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

Name	Office	Shares Beneficially Owned (1)	Percent of Class (2)

Officers and Directors

Robert D. Kohn	Director and CEO, CFO	6,297,400	14.96%

Michael Dinkes, C.P.A. Esq. (1)	Director	712,000	1.69%

Bonnie Nelson	Director and Director of Business Development & Strategy	5,805,000	13.79%

Neil Williams, Ph. D.	Director	4,863,428	11.55%

All officers and directors as a group (4 persons named above)		17,677,828	41.98%

(1) Passed away in February 2016

Security Ownership of Certain Beneficial Owners

The following table sets forth all of the beneficial owners known to us who own more than five (5) percent of any class of our voting securities as of February 29, 2016.

		Amount and Nature of Beneficial
Title of Class	Name and Address of Beneficial Owner*	Ownership	Percent of Class
Common	Robert Kohn	6,297,400 Direct	14.96%
Series A Preferred Stock	China Energy Partners, LLC (2)	1 Indirect	100%
Common	Riskless Partners, LLLP (3)	5,805,000 Direct	13.79%
Series A Preferred Stock	China Energy Partners, LLC (2)	1 Indirect	100%

Common	J2SB International, LLC (4)	4,863,428 Direct	11.55%

Common	Richard Reiner	3,820,617 Direct	9.07%
Common	Robert Reiner	4,060,000 Direct	10.12%

*The address of each shareholder is c/o BioPower Operations Corporation, 1000 Corporate Drive, Suite 200, Fort Lauderdale, Florida, 33334.

(1) The percent of class is based on the total number of shares outstanding of 42,107,680, as of February 29, 2016, and excludes shares owned by certain related parties.

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

On November 5, 2014 the Director of Business Strategy loaned the Company $50,000 on terms comparable to other loans from third parties. Accordingly and pursuant to the debt agreement, the $50,000 loan is now convertible debt.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following lists fees billed by MaloneBailey LLP auditors for the Company from the quarter ended 2/28/2014 through the year ended 11/30/2015:

	2015	2014

Audit Fees	$29,000	$19,000
Audit Related Fees		-
Tax Fees	-	-
All Other Fees		-

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

BIOPOWER OPERATIONS CORPORATION.

Date: March 15, 2016	By:	/s/ Robert Kohn
Robert D. Kohn, Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer and Director

BioPower Operations Corporation and Subsidiaries

Consolidated Financial Statements

November 30, 2015 and 2014

F-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

BioPower Operations, Corp.

Fort Lauderdale, FL

We have audited the accompanying consolidated balance sheets of BioPower Operations, Corp. and its subsidiaries (collectively, the “Company”) as of November 30, 2015 and 2014, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioPower Operations, Corp. and its subsidiaries as of November 30, 2015 and 2014, and the results its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has recurring net losses and has a working capital deficit. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 15, 2016

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BioPower Operations Corporation and Subsidiaries

Consolidated Balance Sheets

	November 30, 2015	November 30, 2014
Assets
Current Assets
Cash	$1,281	$15,118
Prepaid expenses	12,708	818
Total Current Assets	13,989	15,936

Equipment - net	10,876	21,234
Security deposit	6,937	11,193
	17,813	32,427

Total Assets	$31,802	$48,363

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$435,567	$419,090
Accounts payable and accrued expenses - related parties	3,043,282	1,455,540
Derivative liability	60,356	-
Notes payable - related parties	525	51,375
Notes payable	132,500	155,000
Convertible debt, net of discount	189,366	62,500
Convertible debt - related parties, net of discount	44,394	-
Total Current Liabilities	3,905,990	2,143,505

Total Liabilities	3,905,990	2,143,505

Stockholders' Deficit
Preferred stock, $1 par value; 10,000 shares authorized; 1 share issued and outstanding	1	1
Common stock, $0.0001 par value, 100,000,000 shares authorized; 42,107,676 shares and 41,107,676 shares, respectively, issued and outstanding	4,212	4,112
Additional paid-in capital	4,013,145	3,580,931
Accumulated deficit	(7,891,546)	(5,680,186)
Total Stockholders’ Deficit	(3,874,188)	(2,095,142)

Total Liabilities and Stockholders’ Deficit	$31,802	$48,363

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Operations

	Year Ended November 30,
	2015	2014

Revenue, net of costs	$13,420	-

General and administrative expenses	$1,968,811	$2,021,003

Other income (expense)
Interest expense	(241,430)	(106,285)
Loss on settlement of debt and accrued expenses	-	(77,134)
Loss on sale of equipment	(4,183)	-
Loss on derivatives	(10,356)	-
Consulting revenue, net of expense	-	111,401
Total other income (expense) - net	(255,969)	(72,018)

Net loss	$(2,211,360)	$(2,093,021)

Net loss per common share - basic and diluted	$(0.05)	$(0.07)

Weighted average number of common shares outstanding during the period - basic and diluted	41,723,041	31,289,083

BioPower Operations Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

						Deficit
						Accumulated	Accumulated
	Preferred Stock,		Common Stock,		Additional	during	Other	Total
	$1 Par Value		$0.0001 Par Value		Paid In	Development	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Loss	Deficit

Balance - November 30, 2013	1	1	30,281,180	3,027	1,947,326	(3,587,165)	-	(1,636,811)

Issuance of common stock for services			535,000	55	33,196			33,251
Issuance of common stock for services - related party			500,000	50	309,950			310,000
Issuance of common stock for conversion of debt and accrued expenses			2,096,200	210	209,409			209,619
Issuance of common stock for acquisition			7,695,296	770	922,666			923,436
Loss on settlement of debt and accrued expenses					77,134			77,134
Debt discount on convertible debt					81,250			81,250
Net loss						(2,093,021)		(2,093,021)
Balance - November 30, 2014	1	$1	41,107,676	$4,112	$3,580,931	$(5,680,186)	$-	$(2,095,142)

Issuance of common stock for cash			600,000	60	74,940			75,000
Issuance of common stock for services			200,000	20	75,815			75,835
Issuance of common stock for conversion of debt and accrued expenses			200,000	20	29,980			30,000
Debt discount on convertible debt					251,479			251,479
Net loss						(2,211,360)		(2,211,360)
Balance - November 30, 2015	1	$1	42,107,676	$4,212	$4,013,145	$(7,891,546)	$-	$(3,874,188)

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended November 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,211,360)	$(2,093,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of debt and accrued expenses	-	77,134
Depreciation	9,215	12,341
Stock issued for acquisition	-	923,436
Stock based compensation expense	75,835	343,251
Loss on sale of equipment	4,183	-
Amortization of debt discount	217,760	81,250
Loss on derivatives	10,356	-
Changes in operating assets and liabilities:
Accounts receivable	-	27,840
Prepaid expenses and other current assets	(7,634)	10,440
Accounts payable and accrued expenses	21,456	(71,924)
Accounts payable and accrued expenses - related parties	1,593,742	356,753
Net Cash Used In Operating Activities	(286,447)	(332,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(9,040)	(4,754)
Net Cash Provided By Investing Activities	(9,040)	(4,754)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from convertible debt	192,500	125,000
Proceeds from notes payable	22,500	67,000
Proceeds from notes payable - related parties	-	51,200
Repayment of notes payable	(7,500)	-
Repayment notes payable - related party	(850)	-
Proceeds from issuance of common stock	75,000	-
Net Cash Provided By Financing Activities	281,650	243,200

Net Increase (Decrease) in Cash	(13,837)	(94,054)

Cash - Beginning of Period	15,118	109,172

Cash - End of Period	$1,281	$15,118

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Related party accounts payable settled by sale of asset to related party	$6,000	$-
Accrued expenses converted to convertible debt	$4,979	$-
Reclassification of note payable from convertible to non convertible	$62,500	$-
Reclassification of note payable from non convertible to convertible	$100,000	$-
Reclassification of related note payable from non convertible to convertible	$50,000	$-
Debt discount recorded on convertible debt	$216,979	$81,250
Debt discount recorded on convertible debt – related party	$34,500	$-
Debt discount recorded on derivative on convertible debt	$50,000	$-
Debt converted to common stock	$30,000	$209,619

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2015 and 2014

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

Such estimates and assumptions for the periods ended November 30, 2015 and 2014, affect, among others, the following:

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

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2015 and 2014

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company had no cash equivalents at November 30, 2015.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their estimated net realizable values. The Company evaluates whether it is necessary to record an allowance for doubtful accounts for estimated losses inherent in the accounts receivable portfolio. In evaluating the required allowance, management considers historical losses adjusted to take into account current market conditions and financial conditions, the amount of receivables in dispute, and the current receivable’s aging and current payment patterns. Based on its evaluation, no allowance for doubtful accounts was recorded as of November 30, 2015.

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

Equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken during the periods ended November 30, 2015 and 2014.

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

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2015 and 2014

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended November 30, 2015

	Level 1	Level 2	Level 3	Total
Assets
Securities-available for sale	$-	$-	$-	$-
Liabilities
Derivative Financial Instruments	$-	$-	$60,356	$60,356

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended November 30, 2014:

	Level 1	Level 2	Level 3	Total
Assets
Securities-available for sale	$-	$-	$-	$-
Liabilities
Derivative Financial Instruments	$-	$-	$-	$-

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2015 and 2014

The following table presents details of the Company’s level 3 derivative liabilities as of November 30, 2014:

Amount
Balance November 30, 2014	$-
Debt discount originated from derivative liabilities	50,000
Initial loss recorded	61,074
Change in fair market value of derivative liabilities	(50,718)
Balance November 30, 2015	$60,356

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

As of November 30, 2015, the Joint Ventures had no activity.

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

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2015 and 2014

Share-based payments

The Company recognizes all forms of share-based payments, including stock option grants, warrants, and restricted stock grants, which are based on the estimated number of awards that are ultimately expected to vest, using a fair-value-based method and measurement date as required by ASC 718 and ASC 505.

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

Since the Company reflected a net loss in 2015 and 2014, considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

The Company has the following potential common stock equivalents at November 30, 2015 and 2014:

	November 30, 2015	November 30, 2014
Convertible debt	3,174,790	-

Revenue Recognition

The Company and its subsidiaries intend to focus on developing waste to energy projects globally by designing, engineering, permitting, procuring equipment, managing construction and operating and maintaining facilities for the conversion of wastes into energy through licensed gasification technology including but not limited to producing electricity and ultra-low sulfur renewable synthetic fuels.

The Company also provides waste remediation services. Our revenues from waste remediation services are primarily from consulting and actual remediation and are presented net of related project costs.

Revenues are recognized when realized or realizable and have been earned.

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2015 and 2014

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

Note 3. Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $2,211,360 and $2,093,021, for the years ended November 30, 2015 and 2014, respectively, and net cash used in operations of $286,447 and $332,500 for the years ended November 30, 2015 and 2014, respectively. Additionally, the Company had a working capital deficit of $3,892,001 and $2,127,569, for the years ended November 30, 2015 and 2014, respectively and a stockholders’ deficit of $3,874,188 and $2,095,142, at November 30, 2015 and 2014, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2015 and 2014

Note 4. Equipment

At November 30, 2015 and November 30, 2014, equipment consists of the following:

	November 30,
	2015	2014	Estimated Useful Life
Computer Equipment	$36,800	$27,760	5 years
Testing Equipment	-	20,366	3 years
Less: Accumulated depreciation	(25,924)	(26,892)
Equipment, net	$10,876	$21,234

Depreciation expense was $9,215 and $12,341 for the years ended November 30, 2015 and 2014, respectively.

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

The Company has a net operating loss carryforward for tax purposes totaling approximately $3,062,000 at November 30, 2015, expiring through 2034. U.S. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at November 30, 2015 and 2014 are approximately as follows:

	2015	2014
Gross deferred tax assets:
Net operating loss carryforwards	$1,152,000	$568,000
Accrued and deferred expenses	752,000	624,000
Total deferred tax assets	1,904,000	1,192,000
Less: valuation allowance	(1,904,000)	(1,192,000)
Net deferred tax asset recorded	-	$-

The valuation allowance at November 30, 2015, and 2014, was approximately $1,904,000 and $1,192,000, respectively.

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2015 and 2014

Note 6. Notes Payable and Convertible Debt

Notes payable consists of the following:

	Balance	Interest Rate	Maturity

Balance – November 30, 2013	$88,000
Borrowings	30,000	4%	August 4, 2014, in default
Borrowings	25,000	8%	June 30, 2015, in default
Borrowings	10,000	8%	April 1, 2015, in default
Borrowings	2,000	8%	April 30, 2015, in default
Balance – November 30, 2014	$155,000	8%	Various
Reclassification of convertible debt to notes payable	62,500	8%	Due on demand
Borrowings	7,500	8%	September 1, 2015
Borrowings	15,000	8%	July 14, 2015
Repayment of note payable	(7,500)
Reclassification of debt to convertible debt	(43,000)
Reclassification of debt to convertible debt	(15,000)
Reclassification of debt to convertible debt	(42,000)
Balance – November 30, 2015	$132,500

A third party investor advanced $30,000 in July, 2014, at 8% interest. The loan which was due August 4, 2014, has not been repaid. During September and October, 2014, a third party investor loaned the Company $25,000 at 8% interest, due on or before June 30, 2015.

In October, 2014, a third party investor made two advances totaling $12,000, at 8% interest. The loans are due in April, 2015.

In December, 2014 a third party investor combined two previous loans dated July 2, 2013 and September 11, 2014 for $18,000 and $5,000, respectively, into a new loan of $23,000, at 8% interest, due May 5, 2015. The $23,000 note payable and $20,000 note payable from the period ending November 30, 2014, was reclassified as convertible debt on July 24, 2015.

In May, 2015 a third party investor advanced $7,500, at 8% interest, which is due on September 1, 2015. The loan and accrued interest has been repaid.

On May 13, 2015 a third party investor advanced $30,000 of which $15,000 was not convertible. The loan was due on or before July 14, 2015, at 8% interest. The non-convertible portion of the debt was reclassified as convertible debt on July 24, 2015 (See Note 6- Convertible Debt).

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2015 and 2014

Only July 24, 2015 a third party investor combined three previous loans dated July 10, 2014, October 1, 2014, and October 30, 2014 for $30,000, $10,000, and $2,000, respectively, along with accrued interest of $2,448, into one convertible note in the amount of $44,448, due December 30, 2015. (See Note 6- Convertible Debt).

Accrued interest on notes payable at November 30, 2015 and November 30, 2014 amounted to $15,863 and $9,474, respectively, which is included as a component of accounts payable and accrued expenses.

Convertible debt consists of the following:

	Balance	Interest Rate	Maturity	Conversion Price

Balance - November 30, 2013	$125,000
Borrowings	125,000	8%	Due on demand	0.10
Conversion of borrowings to equity	(125,000)
Conversion of borrowings to equity	(62,500)
Balance - November 30, 2014	$62,500	8%		0.10
Reclassification to notes payable	(62,500)
Borrowings	7,500	8%	December 30, 2015	0.12
Borrowings	15,000	8%	July 15, 2015	0.15
Reclassification of notes payable to convertible debt	15,000	8%	December 30, 2015	0.15
Reclassification of notes payable to convertible debt	43,000	8%	December 30, 2015	0.15
Reclassification of notes payable to convertible debt	42,000	8%	December 30, 2015	0.15
Borrowings	120,000	8%	December 30, 2015	0.15
Borrowings	50,000	8%	December 30, 2016	0.15
Accrued interest added to convertible debt	4,979	8%	December 30, 2015	0.15
Conversion of borrowings to equity	(30,000)
Debt Discount	(78,113)
Balance - November 30, 2015	$189,366

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2015 and 2014

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

Only July 24, 2015 a third party investor combined a note in the amount of $23,000, dated December 1, 2014, along with a note in the amount of $20,000, dated October 14, 2014 and accrued interest of $2,531, into one note in the amount of $45,531, due December 30, 2015. The loan renewal and modification allows the debt to be converted into common shares at $0.15 per share. The company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The loan was deemed to have a beneficial conversion feature because the fair value of the stock exceeded the effective conversion price embedded in the loan on the commitment date. Accordingly, the Company recorded the value of the beneficial conversion feature, which was determined to be $10,882 as a discount to the loan and a corresponding increase to additional paid in capital. (See Note 6-Note payable).

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2015 and 2014

Only July 24, 2015 a third party investor combined three previous loans dated July 10, 2014, October 1, 2014, and October 30, 2014 for $30,000, $10,000, and $2,000, respectively, along with accrued interest of $2,448, into one convertible note in the amount of $44,448, due December 30, 2015. The loan renewal and modification allows the debt to be converted into common shares at $0.15 per share. The company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The loan was deemed to have a beneficial conversion feature because the fair value of the stock exceeded the effective conversion price embedded in the loan on the commitment date. Accordingly, the Company recorded the value of the beneficial conversion feature, which was determined to be $10,623 as a discount to the loan and a corresponding increase to additional paid in capital. (See Note 6- Note payable).

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

In July, 2015, the Company entered into convertible debt agreements totaling $50,000 at 8% interest, due on December 30, 2016. The debt is convertible into common shares of stock at a conversion price of $0.15 per share. On this date the Company recorded a debt discount of $50,000 from the initial valuation of the derivative liability of $111,074 and an initial loss on the derivative liability of $61,074 based on the Black Sholes pricing model. The fair value of the derivative liability at November 30, 2015 is $60,356, resulting in a loss on the change in fair value of the derivative of $50,718. The note is shown net of a derivative debt discount of $37,643 at November 30, 2015. (See Note 6).

Accrued interest on convertible debt at November 30, 2015 and November 30, 2014 amounted to $11,703 and $294, respectively, which is included as a component of accounts payable and accrued expenses.

Interest expense on convertible debt with third parties amounted to $8,025 and $4,973 at November 30, 2015 and 2014, respectively.

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2015 and 2014

Note 7. Notes Payable – Related Parties

For the year Ended November 30, 2014

During August, 2014, the directors of the Company made interest free loans of $1,200, which are due on demand.

On November 5, 2014, the Director of Business Strategy made a loan of $50,000, bearing interest at 8% with terms comparable to other loans from third parties. Accordingly, and pursuant to the debt agreement, the $50,000 loan is now convertible debt, which was due on May 5, 2015, and is now a demand loan.

For the year ended November 30, 2015

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

As of November 30, 2015 and 2014, respectively the Company owes $4,250 and $294 in accrued interest, respectively, which has been recorded as a component of accounts payable and accrued expenses – related party.

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

November 30, 2015 and 2014

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

500,000 common shares were issued to a director for services rendered for a value of $100,000

The Company expensed the shares issued for services as a component of general and administrative expenses.

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2015 and 2014

722,550 common shares were issued to an unrelated third party for conversion of $62,500 of debt and $9,755 of accrued interest, at a value of $0.10, per the convertible note agreement. The loss on settlement of debt was $9,755. (See footnote 6.)

1,373,650 common shares were issued to an unrelated third party for conversion of $125,000 of debt and $12,365 of accrued interest, at a value of $0.10, per the convertible note agreement. The loss on settlement of debt was $67,379. (See footnote 6).

7,695,296 common shares were issued in accordance with a share exchange agreement executed on October 24, 2014 with the shareholders of G3P Holdings. The fair value at the date of the exchange was $923,436. The cost of the acquisition was a component of general and administrative expenses. (See footnote 1.)

For the year ended November 30, 2015:

The Company issued 600,000 shares of stock for cash totaling $75,000, at values of $0.12 and $.15 per share to unrelated third parties.

200,000 common shares were issued to unrelated third parties for services rendered for a value of $75,835.

200,000 common shares were issued to an unrelated third party for conversion of $30,000 of debt, at a value of $0.15, per the convertible note agreement. (See footnote 6).

Note 9. Related Party Transactions

The Company has separated accounts payable and accrued expenses on the balance sheet to reflect amounts due to related parties primarily consisting of officer compensation, health insurance, interest on notes and reimbursable expenses to officers for travel, meals and entertainment, vehicle and other related business expenses.

Notes payable to related parties at November 30, 2015 and November 30, 2014 is $525 and $51,375 respectively. Convertible notes payable to related parties is $50,000 at November 30, 2015, with a corresponding debt discount of $5,606 for a net amount of $44,394.

Accrued interest at November 30, 2015 and November 30, 2014, amounted to $4,421 and $190, respectively and is a component of accounts payable and accrued expenses – related parties. Interest expense on notes payable to related parties amounted to $33,124 and $275 for the years ended November 30, 2015 and November 30, 2014, respectively.

For the year ended November 30, 2014

Effective November 30, 2014, the Company granted 500,000 shares of common stock with a fair value of $100,000, to one of its directors in exchange for all fees owed to the director for services rendered through November 30, 2014. (See footnote 8(B.))

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2015 and 2014

For the year ended November 30, 2015

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

During the years ended November 30, 2015 and 2014, the Company recorded related party interest expense of $33,124 and $275, respectively.

Note 10. Derivative Liabilities

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

On this date of issuance, the Company recorded a debt discount in the amount of $50,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $111,074 and initial loss on derivative liability of $61,074 based on the Black Scholes pricing model. As of November 30, 2015, $12,357 of the debt discount has been amortized. The fair value of the derivative liability at November 30, 2015 is $60,356 resulting in a gain on the change in fair value of the derivative of $50,718 and the net loss on the derivative for the year ended November 30, 2015 is $10,356. The Note is shown net of a derivative debt discount of $37,643 at November 30, 2015.

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2015 and 2014

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

As a result of the application of ASC No. 815 in year ended November 30, 2015 the fair value of the conversion feature is summarized as follows:

Amount
Balance November 30, 2014	$-
Debt discount originated from derivative liabilities	50,000
Initial loss recorded	61,074
Change in fair market value of derivative liabilities	(50,718)
Balance November 30, 2015	$60,356

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of November 30, 2015 and commitment date:

	Commitment Date	November 30, 2015
Expected dividends	-	-
Expected volatility	296.84%	310.04%
Expect term	1.44	1.08
Risk free interest rate	0.33%	0.51%

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2015 and 2014

Note 11. Commitments and Contingencies

Commitments

Employment Agreements – Officers and Directors

As of November 30, 2015, the Company had employment agreements with certain officers and directors (two individuals) containing the following provisions:

Term of contract	4 years, expiring on November 30, 2018
Salary	$275,000 commencing December 1, 2014
Salary deferral	All salaries will be accrued but may be paid from the Company’s available cash flow funds.

Annual Salaries:

Name	Starting Dec. 1, 2014	2014-15	2015-2016	2016-2017
Robert Kohn		$275,000	$325,000	$375,000
Bonnie Nelson		$275,000	$325,000	$375,000

The accrued officers and directors payroll at November 30, 2015 is $1,993,582.

Lease Agreement

On June 3, 2013, the Company entered into a new lease agreement with its current landlord. The lease is for a 24 month period, expiring on May 31, 2015 , and requires monthly base rental payments of $ 4,000 for the period from June 1, 2013 through May 31, 2014 and $ 4,080 for the period from June 1, 2014 through May 31, 2015 plus adjustments for Common Area Expenses. On May 29, 2015, the Company amended and extended its current lease for an additional twelve month period, expiring on May 31, 2016, and requires monthly base rental payments of $4,583. The office space is approximately 2,000 square feet and includes five executive offices, a lunchroom and conference room.

Rent expense was $54,548 and $47,158 for the years November 30, 2015 and 2014, respectively.

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

Note 12. Testing Services Agreement

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

The Company recorded other consulting revenue, net of expense of $0 and $111,401 for the years ended November 30, 2015 and 2014, respectively, in connection with services provided under the TSA.

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2015 and 2014

Note 13: Subsequent Events

On December 15, 2015 a shareholder loaned the Company $25,000 for a Convertible Note at $.15 per share due.

On February 18, 2016 a shareholder loaned the Company $16,500, for a Convertible Note at $.15 per share due.

On February 24, 2016, the Board of Directors approved the following stock compensation because of the Company not making any cash payments toward salary for the fye 2015. The stock compensation is to be paid by November 30, 2016 provided the Company had revenues from operations that could provide for the taxes due for the stock compensation, or the stock would be returned to the Company. The stock will be issued but held by the Transfer Agent until November 30, 2016 and the returned to the Company or distributed to the employee. The employee has the option to pay the Company for the employer tax due and their own taxes due for the stock compensation on or before November 30, 2016.

Dr. Neil Williams, CEO G3P	2,000,000	common stock shares
Robert Kohn, CEO BioPower	1,250,000	common stock shares
Bonnie Nelson, Director of Strategy	1,250,000	common stock shares
Benjamin Williams, Sr. Vice President	500,000	common stock shares
Total	5,000,000	common stock shares

On March 2, 2016, Mr. Baruch Halpern joined the Company as Chief Operating Officer. For more than 20 years, Mr. Halpern has been involved in equity research, advisory, capital raises, and has served as managing director of Halpern Capital, Inc., a boutique investment banking firm founded by Mr. Halpern in 2002. He has also held senior finance positions at major corporations. Since 2009, Mr. Halpern has been managing director of CrossCredit Capital, LLC, a firm focused on structured financial solutions, and since 2010 he has been managing director of Carbon Capital Advisors, LLC, a firm focused on green energy and carbon footprint amelioration. He is a founder of Sustain:Green, a firm founded in 2012 offering financial products such as prepaid debit and credit cards designed to fight climate change. Prior to founding Halpern Capital in 2002, Mr. Halpern held various sell-side analyst positions. Additionally, he gained substantial buy-side experience as vice president and portfolio manager at Fred Alger & Co., an investment advisory firm. At Fred Alger & Co., Mr. Halpern served as a research group leader, managing a $1 billion portfolio with more than 600 companies in a broad range of industries. Mr. Halpern has an extensive corporate and industry background, having also held positions with Celanese Corporation and Beech-Nut, Inc. He has served as a Director of RiceBran Technologies (NASDAQ: RIBT) since 2012. Mr. Halpern received his masters of business administration in finance from Baruch College. Mr. Halpern has been a CFA Charter holder since 1982 and holds numerous FINRA certifications.

As part of Mr. Halpern’s Employment Contract, the Company authorized the issuance of 3,000,000 shares of its common stock to remain in the possession of the Transfer Agent for one year. The 3,000,000 common shares will be released to Mr. Halpern after one year as long as he does not voluntarily resign. At that time a standard two-year lock-up agreement will also be executed. If Mr. Halpern voluntarily resigns before his first anniversary, there will be a claw-back of 2,250,000 common shares and Mr. Halpern will be issued the remaining 750,000 common shares with a two-year lock-up agreement.

Mr. Halpern also loaned the Company $100,000 and entered into a convertible debt agreement at 8% interest, due on March 2, 2018. The debt is convertible into common shares of stock at a conversion price of $0.15 per share. The loan includes a provision for matching future conversion rights with any new loans made by the Company with the exception of a Right of First Refusal. In addition, if an equity transaction is done at a price below $0.15 then the conversion price will adjust to such price.

