Form 10-Q
period 2016-02-29
Biopower Operations Corp
filed 2016-04-20
CIK 1510832

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

As of April 20, 2016, there were 50,107,680 shares outstanding including 8,000,000 shares authorized to be issued of the registrant’s common stock, par value $0.0001.

BIOPOWER OPERATIONS CORPORATION

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	February 29, 2016	November 30, 2015
	(Unaudited)

Assets
Current Assets
Cash	$215	$1,281
Prepaid expenses	2,825	12,708
Total Current Assets	3,040	13,989

Equipment - net	9,219	10,876
Security deposit	6,937	6,937
	16,156	17,813

Total Assets	$19,196	$31,802

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$432,818	$435,567
Accounts payable and accrued expenses - related parties	3,482,387	3,043,282
Derivative liability	26,116	60,356
Notes payable	137,500	132,500
Notes payable - related parties	525	525
Convertible debt, net of discount of $28,993	164,038	189,366
Convertible debt - related parties, net of discount of $4,873	161,075	44,394
Total Current Liabilities	4,404,459	3,905,990

Total Liabilities	4,404,459	3,905,990

Stockholders’ Deficit
Preferred stock, $1 par value; 10,000 shares authorized; 1 share issued and outstanding	1	1
Common stock, $0.0001 par value, 100,000,000 shares authorized; 47,107,680 and 42,107,680 shares issued and outstanding	4,712	4,212
Additional paid-in capital	4,520,979	4,013,145
Deficit accumulated during the development stage	(8,910,955)	(7,891,546)
Total Stockholders’ Deficit	(4,385,263)	(3,874,188)

Total Liabilities and Stockholders’ Deficit	$19,196	$31,802

See accompanying notes to unaudited consolidated financial statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	February 29, 2016	February 28, 2015
General and administrative expenses	$986,675	$248,385

Other income (expense)
Interest expense	(49,199)	(3,926)
Interest expense - related party	(17,775)	(2,082)
Gain on derivatives	34,240	-
Total other income (expense) - net	(32,734)	(6,008)

Net loss	$(1,019,409)	$(254,393)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding during the period - basic and diluted	42,382,401	41,371,465

Comprehensive loss
Net loss	$(1,019,409)	$(254,393)
Comprehensive loss	$(1,019,409)	$(254,393)

See accompanying notes to unaudited consolidated financial statements

BioPower Operations Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended February,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,019,409)	$(254,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,657	3,085
Stock-based compensation expense	500,000	-
Amortization of debt discount	58,187	1,667
(Gain) loss on derivatives	(34,240)	-
Changes in operating assets and liabilities:
Prepaid expenses	9,883	614
Accounts payable and accrued expenses	13,751	(1,274)
Accounts payable and accrued expenses - related parties	439,105	191,496
Net Cash Used In Operating Activities	(31,066)	(58,805)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net Cash Provided By Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt - related parties	25,000	7,500
Proceeds from notes payable	5,000	-
Repayment notes payable - related parties	-	(850)
Proceeds from issuance of common stock	-	60,000
Net Cash Provided By Financing Activities	30,000	66,650

Net (Decrease) Increase in Cash	(1,066)	7,845

Cash - Beginning of Period	1,281	15,118

Cash - End of Period	$215	$22,963

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of notes payable	$-	$-
Debt discount recorded on convertible debt	-	5,000
Debt discount recorded on convertible debt - related party	8,333	5,000
Reclassification of note payable from convertible to non convertible	-	62,500
Reclassification of related note payable from non convertible to convertible	-	7,500
Convertible debt borrowed to settle AP	16,500	-

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

The accompanying unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2015 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended November 30, 2015 and 2014. The financial information as of February 29, 2016 is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended November 30, 2015. The interim results for the three months ended February 29, 2016 are not necessarily indicative of the results to be expected for the year ending November 30, 2016 or for any future interim periods.

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

Fair Value of Financial Instruments

Level 1— Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2— Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3— Inputs reflecting management’s best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the quarter ended February 29, 2016

	Level 1	Level 2	Level 3	Total
Assets
Securities -available for sale	$-	$-	$-	$-
Liabilities
Derivative Financial Instruments	$-	$-	$26,116	$26,116

The following table presents details of the Company’s level 3 derivative liabilities as of February 29, 2016 and November 30, 2015:

Amount
Balance November 30, 2015	$60,356

Change in fair market value of derivative liabilities	(34,240)
Balance February 29, 2016	$26,116

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

February 29, 2016

Unaudited

Note 2. Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,019,409 and $254,393, for the three months ended February 29, 2016 and February 28, 2015, respectively, and net cash used in operations of $31,066 and $58,805 for the three months ended February 29, 2016 and February 28, 2015, respectively. Additionally, the Company had a working capital deficit of $4,401,419, for the three months ended February 29, 2016 and a stockholders’ deficit of $4,385,263 at February 29, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Equipment

At February 29, 2016 and February 28, 2015, equipment consists of the following:

	2016	2015	Estimated Useful Life
Computer Equipment	$36,800	$27,760	5 years
Testing Equipment	-	20,366	3 years
Less: Accumulated depreciation	(27,581)	(29,977)
Equipment, net	$9,219	$18,149

Depreciation expense was $1,657 and $3,085 for the three months ended February 29, 2016 and February 28, 2015, respectively.

Note 4. Notes Payable and Convertible Debt

Notes payable consists of the following:

	Balance	Interest Rate	Maturity
Balance – November 30, 2015	$132,500	8%	Various
Borrowings	5,000	8%	June 30, 2016
Balance – February 29, 2016	$137,500

In January, 2016 a third party investor advanced $5,000, at 8% interest, which is due on June 30, 2016.

Convertible debt consists of the following:

	Balance	Interest Rate	Maturity	Conversion Price
Balance – November 30, 2015	$189,366	8%	Various	In Default
Reclass non related to related	(74,778)	8%	December 30, 2015	0.15
Debt Discount	49,120
Balance – February 29, 2016	$164,038

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

February 29, 2016

Unaudited

Accrued interest on notes payable and convertible debt at February 29, 2016 and November 30, 2015 amounted to $27,343 and $23,316, respectively, which is included as a component of accounts payable and accrued expenses.

Interest expense on notes payable and convertible debt with third parties amounted to $49,199 and $3,926 for the three months ended February 29, 2016 and February 28, 2015, respectively.

Note 5. Related Party Transactions

Notes payable to related parties at February 29, 2016 and November 30, 2015 is $525 and $525, respectively. Convertible notes payable to related parties at February 29, 2016 and November 30, 2015 is $50,000 and $44,394, respectively.

On December 15, 2015 a related party investor advanced $25,000 due on or before June 15, 2016. Pursuant to the agreement, the investor is allowed to convert 100% of the debt at a share price of $0.15. The company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The loan was deemed to have a beneficial conversion feature because the fair value of the stock exceeded the effective conversion price embedded in the loan on the commitment date. Accordingly, the Company recorded the value of the beneficial conversion feature, which was determined to be $8,333 as a discount to the loan and a corresponding increase to additional paid in capital.

On February 18, 2016 a related party investor advanced $16,500 due on or before June 17, 2016. Pursuant to the agreement, the investor is allowed to convert 100% of the debt at a share price of $0.15. The company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on February 18, 2016 was $0.10 per share and accordingly deemed to have no Beneficial Conversion Factor.

Accrued interest on related party notes payable and convertible debt at February 29, 2016 and November 30, 2015, amounted to $9,464 and $4,250, respectively and is a component of accounts payable and accrued expenses – related parties.

Interest expense on notes payable and convertible debt with related parties amounted to $17,775 and $2,082 for the three months ended February 29, 2016 and February 28, 2015, respectively.

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

On this date of issuance, the Company recorded a debt discount in the amount of $50,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $111,074 and initial loss on derivative liability of $61,074 based on the Black Scholes pricing model. As of February 29, 2016, $21,007 of the debt discount has been amortized. The fair value of the derivative liability at February 29, 2016 is $26,116 resulting in a gain on the change in fair value of the derivative of $34,240. The Note is shown net of a derivative debt discount of $28,993 at February 29, 2016. (See Note 4 –Convertible Debt).

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

February 29, 2016

Unaudited

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

As a result of the application of ASC No. 815 in period ended February 29, 2016 the fair value of the conversion feature is summarized as follows:

Amount
Balance November 30, 2015	$60,356
Change in fair market value of derivative liabilities	(34,240)
Balance February 29, 2016	$26,116

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of February 29, 2016 and commitment date:

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

February 29, 2016

Unaudited

	Commitment Date	February 29, 2016

Expected dividends	-	-
Expected volatility	296.84%	293.61%
Expect term	1.44	.84
Risk free interest rate	0.33%	0.62%

Note 7. Stockholders’ Deficit

For the three months ended February 29, 2016:

On February 24, 2016, the Board of Directors approved the following stock compensation because of the Company not making any cash payments toward salary during the year ended November 30, 2015. The stock compensation is to be paid by November 30, 2016 provided the Company has revenues from operations that can provide for the taxes due for the stock compensation, or the stock will be returned to the Company. The stock will be issued and held by the Transfer Agent until November 30, 2016 and then returned to the Company or distributed to the employee. The employee has the option to pay the Company for the employer taxes due and their own taxes due for the stock compensation on or before November 30, 2016.

The company fair valued these shares as of the date of issuance and recorded $500,000 stock-based compensation for the three months ended February 29, 2016.

Dr. Neil Williams, CEO G3P	2,000,000	common stock shares
Robert Kohn, CEO BioPower	1,250,000	common stock shares
Bonnie Nelson, Director of Strategy	1,250,000	common stock shares
Benjamin Williams, Sr. Vice President	500,000	common stock shares
Total	5,000,000	common stock shares

There are 47,107,680 and 42,107,680 shares outstanding at February 29, 2016 and November 30, 2015, respectively.

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

The accrued officers and directors payroll at February 29, 2016 is $2,156,082.

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

February 29, 2016

Unaudited

Lease Agreement

On June 3, 2013, the Company entered into a new lease agreement with its current landlord. The lease is for a 24 month period, expiring on May 31, 2015 , and requires monthly base rental payments of $ 4,000 for the period from June 1, 2013 through May 31, 2014 and $ 4,080 for the period from June 1, 2014 through May 31, 2015 plus adjustments for Common Area Expenses. On May 29, 2015, the Company Amended the lease agreement extending it for an additional 12 month period, expiring May 31, 2016, and requiring monthly base rental payments of $4,583 plus adjustments for Common Area Expenses.

Rent expense was $14,336 and $12,821 for the three months ended February 29, 2016 and February 28, 2015, respectively.

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

Note 9. Subsequent Events

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

On March 2, 2016, Mr. Halpern also loaned the Company $100,000 and entered into a convertible debt agreement at 8% interest, due on March 2, 2018. The debt is convertible into common shares of stock at a conversion price of $0.15 per share. The loan includes a provision for matching future conversion rights with any new loans made by the Company with the exception of a Right of First Refusal. In addition, if an equity transaction is done at a price below $0.15 then the conversion price will adjust to such price.

On March 11, 2016 we finalized an agreement awarding G3P a well installation and abandonment project in the amount of $17,800 to install and abandon monitoring wells and write the reports for Broward County. G3P hired a sub-contractor to install the wells. G3P completed the work on March 26, 2016.

On April 8, 2016 we finalized two agreements awarding G3P a waste remediation project for $458,525 to design and construct a methane gas mitigation system including soil preparation. G3P has begun work on the project and will be responsible for the design, procurement, and construction of the System. G3P is partnering with a construction company to complete the project. The project is expected to be completed by our fiscal third quarter, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISK

The information contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) is intended to update the information contained in our Annual Report on Form 10-K for the year ended November 30, 2015 (our “2015 Annual Report”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in our 2014 Annual Report. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of BioPower Operations Corp. for the three months ended February 29, 2015 and February 28, 2014. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Forward-looking statements are based on current expectations and assumptions and actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, those factors set forth in “Risk Factors” contained in Item 1A of our 2015 Annual Report.

Throughout this Quarterly Report, the terms “we,” “us” and “our” refers to BioPower Operations Corporation and, Unless the context otherwise requires, The “Company”, “we,” “us,” and “our,” refer to (i) BioPower Operations Corporation.; (ii) BioPower Corporation (“BC”), Green3Power Holdings Company and its subsidiaries (“G3P”), and FTZ Energy Corporation. Unless otherwise indicated, all monetary amounts are reflected in United States Dollars.

OVERVIEW

From inception (September 13, 2010) to November 30, 2014, the Company focused on growing biomass crops coupled with the project development of processing and/or conversion facilities to produce oils, biofuels, electricity and other biomass products. We also intended to utilize licensed patented technology to convert biomass wastes into products and reduce the amount of waste going to landfills. We are organized as a holding company. On October 24, 2014, the Company executed a Share Exchange Agreement with Green3Power Holdings Company (“G3P”) to acquire G3P and its wholly-owned subsidiaries Green3Power Operations Inc., a Delaware corporation (“G3P OPS”) and Green3Power International Company, a Nevis Corporation (“G3PI”), which are wholly-owned subsidiaries of the Company. This transaction was a stock for stock exchange, (See Share exchange Agreement). We conduct all of our operations through Green3Power Holdings Company and their subsidiaries which are primarily engaged in the development of Renewable Waste-to-Energy (WtE) Facilities using their unique turnkey exclusive global license to the gasification technology to convert wastes into electricity and ultra-low sulfur renewable fuels. G3P intends to design, permit, procure equipment, manage construction and provide operations and maintenance of the intended facilities. We intend to hold equity interests in the waste-to-energy facilities on a global basis.

We will also provide waste remediation services on a global basis. Remediation waste is defined in 40 Code of Federal Regulations (CFR) 260.10 as “all solid and hazardous wastes, and all media (including groundwater, surface water, soils, and sediments) and debris, that are managed for implementing cleanup.”

On August 4, 2015 the St. Lucie County Commissioners approved the contract and its revisions with G3P to build a $175 Million Renewable Energy Facility on the St. Lucie County, Florida landfill using the G3P Gasification Technology. The contract provides for a 20 year waste stream of 1,000 tons per day of municipal solid waste, construction and demolition waste, green waste and tires. The facility will convert the waste into approximately 60,000 gallons per day of ultra-low sulfur renewable synthetic fuel and 20,000 gallons of Naptha. Vanderweil Engineers and G3P have completed the Site Plan and are putting together the necessary documentation for permit applications. There can be no assurance that G3P will successfully fund the $175 Million facility.

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

We intend to use the following key strategies:

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

Our corporate headquarters are located at 1000 Corporate Drive, Suite 200, Fort Lauderdale, Florida 33334 and our phone number is (954) 202-6660. Our website can be found at www.wtepower.com. The information on our website is not incorporated in this report.

Our Business

Our Waste-to-Energy Business

The WtE facilities we intend to build may earn revenue from the following potential revenue streams:

Prior to the start-up of the facility:

●	Design fees
●	Engineering fees
●	Permitting fees
●	Procurement of equipment fees (usually 10% of the cost of equipment)
●	Management of construction fees

We will always have an Operations and Maintenance Agreement to operate and maintain the facility for a minimum of fifteen years, for each facility using our technology, with or without ownership in the facility.

After the start-up of a facility if we are an equity owner in the facility, we may earn:

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

Licensed Technology

Green3Power Holdings Company – Licensed gasification technology for Waste-to-Energy Conversion

G3P has an exclusive global License for the use of the technologies and processes for building gasification facilities to convert wastes into electricity and ultra-low sulfur renewable synthetic fuels. Once the royalties paid for the use of these technologies equal $10,000,000, G3P will then own 100% of the technologies and processes without any further license fees. The initial license fees are paid based on a one-time fee and then a royalty is paid generally based on the gross revenues of the facilities and their waste conversion operations using the gasification technologies and processes.

Critical Accounting Policies

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the SEC, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the our financial condition. The accounting estimates involve certain assumptions that, if incorrect, could have a material adverse impact on our results of operations and financial condition. Our more significant accounting policies can be found Note 1 of our unaudited interim consolidated financial statements found elsewhere in this report and in our Annual Report on Form 10-K for the year ended November 30, 2015, as filed with the SEC. There have been no material changes to our critical accounting policies during the period covered by this report.

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

Three Months Ended February 29, 2016 Compared to the Three Months Ended February 28, 2015

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim consolidated financial statements:

	Three Months Ended		Change	Change
	February 29, 2016	February 28, 2015	(Dollars)	(Percentage)

Expenses
General and administrative expenses	$986,675	$248,385	$738,290	297.2%

Other Income (Expense)
Interest expense	(49,199)	(3,926)	45,273	1,153.2%
Interest expense - related party	(17,775)	(2,082)	15,693	753.7%
Gain on derivatives	34,240	-	(34,240)	(100.0)%

Total Other Income - net	(32,734)	(6,008)	26,726	444.8%

Net loss	$(1,019,409)	$(254,393)	$765,016	300.7%

General and Administrative Expenses. Our general and administrative expenses are mainly comprised of compensation expense, corporate overhead, development costs, and financial and administrative contracted services for professional services including legal and accounting, SEC filing fees, and insurance. The increase in our general and administrative expenses is primarily attributable to higher compensation expense including increases in salaries for the two BioPower officers, addition of the four G3P officers, and stock based compensation issued.

Interest Expense. Interest expense for the three months ended February 29, 2016 and February 28, 2015 primarily represents the accretion of debt discount to interest expense on our outstanding debt, as well as contractual interest expense on our notes payable and convertible debt.

Gain on Derivatives. The Company reported a $34,240 gain on derivatives during the three months ended February, 29, 2016.

Liquidity and Financial Condition

	Three Months Ended
Category	February 29, 2016	February 28, 2015

Net cash used in operating activities	$(31,066)	$(58,805)
Net cash provided by financing activities	30,000	66,650
Net increase (decrease) in cash	$(1,066)	$7,845

Cash Flows from Operating Activities

Net cash used in operating activities was $31,066 for the three months ended February 29, 2016, compared with $58,805 for the comparable period in 2015. Net cash used in operating activities for the three months ended February 29, 2016 is mainly attributable to our net loss of $1,019,409, offset by an increase in accounts payable and accrued expenses. Net cash used in operating activities for the three months ended February 28, 2015 is mainly attributable to our net loss of $254,393, offset by the loss on impairment of securities, an increase in accounts payable and accrued expenses due to related parties and an increase inconvertible debt and notes payable

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three months ended February 29, 2016 cash flows provided by financing activities was $30,000, compared to $66,650 for the comparable period in 2015. We received $30,000 in proceeds from convertible debt and notes payable with third parties during the three months ended February 29, 2016, compared to $7,500 in proceeds from convertible debt during the three months ended February 28, 2015. Management is seeking, and expects to continue to seek to raise additional capital through equity and/or debt financings, including through one or more equity or debt financings to fund its operations, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

The Company does not currently have sufficient resources to cover on-going expenses and expansion. As of February 29, 2016, the Company had cash of $215 and current liabilities of $4,404,459. Our current liabilities include accounts payable and accrued expenses to related parties of $3,482,387. We have historically financed our operations primarily through private placements of common stock, loans from third parties and loans from our Officer. We plan on raising additional funds from investors to implement our business model. In the event we are unsuccessful, this will have a negative impact on our operations.

As reflected in the accompanying unaudited interim consolidated financial statements, the Company has a net loss of $1,019,409 and net cash used in operations of $31,066 for the three months ended February 29, 2016; and a working capital deficit of $4,401,419 at February 29, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 29, 2016, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 29, 2016 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

A $70,000 note due on May 31, 2012 is in default. Management is in discussions with the noteholder to extend payment dates.

A $62,500 note due on May 25, 2015 is in default. Management is in discussions with the noteholder to extend payment dates.

A total of $267,479.06 notes due on December 30, 2015 are in default. Management is in discussions with the noteholders to extend payment dates.

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

BioPower Operations Corporation

Dated: April 20, 2016	By:	/s/ Robert D. Kohn
Robert D. Kohn, Chairman and Chief Executive Officer and Chief Financial Officer

