Form 10-Q
period 2016-05-31
Biopower Operations Corp
filed 2016-07-20
CIK 1510832

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

As of July 20, 2016, the registrant had 47,107,680 shares outstanding.

BIOPOWER OPERATIONS CORPORATION

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BioPower Operations Corporation and Subsidiaries

Consolidated Balance Sheets

	May 31, 2016	November 30, 2015
	(Unaudited)

Assets
Current Assets
Cash	$59,578	$1,281
Accounts Receivable	317,250	-
Retainage Receivable	33,250	-
Prepaid expenses and other current assets	1,099	12,708
Total Current Assets	411,177	13,989

Equipment - net	8,286	10,876
Security deposit	6,937	6,937
	15,223	17,813

Total Assets	$426,400	$31,802

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$482,288	$435,567
Accounts payable and accrued expenses - related parties	815,091	3,043,282
Billings in excess of costs and estimated earnings	101,864	-
Derivative liability	81,739	60,356
Notes payable	137,500	132,500
Notes payable - related parties	195,464	525
Convertible debt	143,031	189,366
Convertible debt - related parties, net of discount of $20,931	195,017	44,394
Total Current Liabilities	2,151,994	3,905,990

Long Term Liabilities
Notes payable - related parties	$2,053,582	$-
Convertible debt, net of discount of $23,321	1,679	-
Convertible debt - related parties, net of discount of $46,293	103,707	-
Other	44	-
Other - related parties	3,015	-
Total Long Term Liabilities	2,162,027	-

Total Liabilities	4,314,021	3,905,990

Stockholders’ Deficit
Preferred stock, $1 par value; 10,000 shares authorized; 1 share issued and outstanding	1	1
Common stock, $0.0001 par value, 100,000,000 shares authorized; 47,107,680 and 42,107,680 shares issued and outstanding	4,712	4,212
Additional paid-in capital	5,339,729	4,013,145
Accumulated deficit	(9,232,063)	(7,891,546)
Total Stockholders’ Deficit	(3,887,621)	(3,874,188)

Total Liabilities and Stockholders’ Deficit	$426,400	$31,802

See accompanying notes to unaudited consolidated financial statements

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
Revenues
Construction management fees	$239,783	$-	$239,783	$-
Consulting income	31,460	17,363	31,460	17,363
Total revenues	271,243	17,363	271,243	17,363

Costs of services	231,177	-	231,177	-

Gross profit	40,066	17,363	40,066	17,363

General and administrative expenses	347,326	526,217	1,334,002	1,014,602
Loss from operations	(307,260)	(508,854)	(1,293,936)	(997,239)

Other income (expense)
Interest expense	(4,951)	(5,408)	(54,149)	(9,333)
Interest expense - related party	(23,985)	(2,747)	(41,760)	(4,830)
Gain on derivatives	15,088	-	49,328	-
Total other income (expense) - net	(13,848)	(8,155)	(46,581)	(14,163)

Net loss	$(321,108)	$(517,009)	$(1,340,517)	$(1,011,402)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding during the period - basic and diluted	47,107,680	41,623,880	44,757,949	41,499,060

See accompanying notes to unaudited consolidated financial statements

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended May,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,340,517)	$(1,011,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,590	6,170
Stock-based compensation expense	500,000	2,500
Loss on sale of equipment	-	4,183
Amortization of debt discount	72,218	5,166
(Gain) loss on derivatives	(49,328)	-
Changes in operating assets and liabilities:
Accounts receivable	(317,250)	-
Retainage receivable	(33,250)	-
Prepaid expenses and other current assets	11,609	2,953
Accounts payable and accrued expenses	67,268	9,862
Accounts payable and accrued expenses - related parties	640,095	874,977
Billings in excess of costs and estimated earnings	101,864	-
Other liabilities	44	-
Other liabilities - related parties	3,015	-
Net Cash Used In Operating Activities	(341,642)	(105,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	25,000	22,500
Proceeds from convertible debt - related parties	175,000	-
Proceeds from notes payable	5,000	22,500
Proceeds from notes payable - related parties	194,939	-
Repayment notes payable - related parties	-	(850)
Proceeds from issuance of common stock	-	60,000
Net Cash Provided By Financing Activities	399,939	104,150

Net (Decrease) Increase in Cash	58,297	(1,441)

Cash - Beginning of Period	1,281	15,118

Cash - End of Period	$59,578	$13,677

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Related party accounts payable settled by sale of asset to related party	$-	$6,000
Related party accrued compensation reclassified to additional paid in capital	818,751	-
Reclassification of accrued expenses to accrued expenses related party	4,047	-
Related party accrued compensation reclassified to non-convertible debt	2,053,582	-
Reclassification of convertible debt to convertible debt related party	124,448	-
Reclassification of note payable from convertible to non convertible	-	62,500
Reclassification of related note payable from non convertible to convertible	-	22,500
Debt discount recorded on convertible debt	-	7,000
Debt discount recorded on convertible debt - related party due to beneficial conversion features	8,333	7,000
Debt discount recorded on derivative on convertible debt due to derivative liabilities	70,711	-
Convertible debt issued to pay accounts payable	16,500	-

See accompanying notes to unaudited consolidated financial statements

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

May 31, 2016 and 2015

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

The accompanying unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2015 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended November 30, 2015 and 2014. The financial information as of May 31, 2016 is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended November 30, 2015. The interim results for the three and six months ended May 31, 2016 are not necessarily indicative of the results to be expected for the year ending November 30, 2016 or for any future interim periods.

Fair Value of Financial Instruments

BioPower evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses and loans  . The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the quarter ended November 30, 2015

	Level 1	Level 2	Level 3	Total
Assets
Securities -available for sale	$-	$-	$-	$-
Liabilities
Derivative Financial Instruments	$-	$-	$60,356	$60,356

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

May 31, 2016 and 2015

Unaudited

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the quarter ended May 31, 2016

	Level 1	Level 2	Level 3	Total
Assets
Securities -available for sale	$-	$-	$-	$-
Liabilities
Derivative Financial Instruments	$-	$-	$81,739	$81,739

The following table presents details of the Company’s level 3 derivative liabilities as of May 31, 2016 and November 30, 2015:

Amount
Balance November 30, 2015	$60,356
Debt discount originated from derivative liabilities	70,711
Change in fair market value of derivative liabilities	(49,328)
Balance May 31, 2016	$81,739

Revenue Recognition Policy

The Company recognizes revenues from construction contracts on the percentage-of-completion method, measured by the percentage of direct labor and material costs to date to estimated total direct labor and material costs for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change in the near term.

Contract costs include all direct labor and material cost and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to cost and income, which are recognized in the period in which the revisions are determined.

The asset, costs and estimated earnings in excess of billings on uncompleted contracts represents revenues recognized in excess of amounts billed. The liability, billings in excess of costs and estimated earnings, represents billing in excess of revenues recognized.

Revenues generated from services and consulting agreements are recognized when the services have been performed, all significant contractual obligations have been satisfied and collection of the resulting fees is reasonably assured.

Note 2 Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,340,517 and net cash used in operations of $341,642 for the six months ended May 31, 2016. Additionally, the Company had a working capital deficit of $1,740,817and a stockholders’ deficit of $3,887,621at May 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on Management’s plans, which include funding of waste to energy projects, implementation of waste remediation projects, further implementation of its business plan and continuing to raise funds through debt and/or equity financings. The Company will likely rely upon debt and/or equity financing in order to ensure the continuing existence of the business.

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

Note 3 Equipment

At May 31, 2016 and November 30, 2015, equipment consists of the following:

	2016	2015	Estimated Useful Life
Computer Equipment	$36,800	$36,800	5 years
Less: Accumulated depreciation	(28,514)	(25,924)
Equipment, net	$8,286	$10,876

Note 4. Notes Payable and Convertible Debt

	Balance	Interest Rate	Maturity
Balance – November 30, 2015	$132,500	Various	Various
Borrowings	5,000	8%	June 30, 2016
Balance – May 31, 2016	$137,500

In January, 2016 a third party investor advanced $5,000 unsecured at 8% interest , which was due on June 30, 2016 and paid in full as of the due date.

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

May 31, 2016 and 2015

Unaudited

Convertible debt consists of the following:

	Balance	Interest Rate	Maturity	Conversion Price

Balance – November 30, 2015	$189,366	8%	In Default	Various
Reclass non related to related	(74,448)	8%	December 30, 2015	0.15
Reclass non related to related	(50,000)	8%	December 30, 2016	0.15
Reclass debt discount to related	78,113
Borrowings	25,000	8%	May 23, 2018	0.10
Debt discount on derivative	(23,579)
Debt discount amortization	258
Balance – May 31, 2016	$144,710

Current portion	(143,031)

Long term portion	$1,679

In February, 2016 a third party investor’s convertible debt totaling $74,448, net of related debt discount of $40,470, was reclassified as related party because during the period, as the investor’s ownership of common stock increased to greater than 10%, which, due to materiality, required his transactions to be reclassified as “related party transactions.”

On March 10, 2016, a third party investor’s convertible debt totaling $50,000, net of related debt discount of $37,643, was reclassified as a related party transaction due to the investor being hired as the Company’s Chief Operating Officer and Director of Business Development.

On May 23, 2016, the Company entered into convertible debt agreements with a third party investor totaling $25,000 at 8% interest, due on May 23, 2018. The debt is convertible into common shares of stock at a conversion price of $.10 per share. On this date the Company recorded a debt discount of $23,579 from the initial valuation of the derivative liability of $23,579 and resulting in no initial gain or loss on the derivative liability based on the Black Sholes pricing model. The fair value of the derivative liability at May 31, 2016 is $23,579. The note is shown net of a derivative debt discount of $23,321 at May 31, 2016.

Accrued interest on notes payable and convertible debt at May 31, 2016 and November 30, 2015 amounted to $32,611 and $23,316, respectively, which is included as a component of accounts payable and accrued expenses.

Interest expense on notes payable and convertible debt with third parties amounted to $6,496 and $5,330 for the three months ended May 31, 2016 and 2015, respectively.

Note 5. Related Party Transactions

Notes payable to related parties consists of the following:

	Balance	Interest Rate	Maturity
Balance – November 30, 2015	$525	0%	On Demand
Borrowings	194,939	12%	May 30, 2016
Reclass accrued compensation	874,000	4%	December 1, 2017
Reclass accrued compensation	669,582	4%	December 1, 2017
Reclass accrued compensation	150,000	4%	December 1, 2017
Reclass accrued compensation	120,000	4%	December 1, 2017
Reclass accrued compensation	120,000	4%	December 1, 2017
Reclass accrued compensation	120,000	4%	December 1, 2017
Balance – May 31, 2016	$2,249,046

Current portion	(195,464)

Long term portion	$2,053,582

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

May 31, 2016 and 2015

Unaudited

In April, 2016 the Chief Operating Officer made an advance of $194,939 to a subsidiary of the Company, bearing interest at 12% which is due May 30, 2016. The $194,939 non-convertible advance included an additional $15,000 payment as Profit Participation for work rendered. The agreement included a provision where the Company agreed that in the event that the Investor had not been repaid within 75 days from date of delivery of Equipment then Investor shall receive a penalty of 3,000,000 shares of BioPower Common Stock in consideration for the delay in payment. The Investor was repaid in full on June 30, 2016.

On May 27, 2016 the Chief Executive Officer agreed to reduce his accrued compensation by $206,250 as a contribution to additional paid in capital. He also agreed to reclassify $874,000 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid accrued compensation will be paid with an amount decided by the Board.

On May 27, 2016 the Director of Strategy agreed to reduce her accrued compensation by $206,250 as a contribution to additional paid in capital. She also agreed to reclassify $669,582 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid accrued compensation will be paid with an amount decided by the Board.

On May 27, 2016 the Chief Executive Officer of G3P agreed to reduce his accrued compensation by $243,750 as a contribution to additional paid in capital. He also agreed to reclassify $150,000 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid accrued compensation will be paid with an amount decided by the Board.

On May 27, 2016 the Senior Vice President of G3P agreed to reduce his accrued compensation by $162,500 as a contribution to additional paid in capital. He also agreed to reclassify $120,000 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid accrued compensation will be paid with an amount decided by the Board.

On May 27, 2016 the Chief Operating Officer of G3P agreed to reclassify $120,000 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid accrued compensation will be paid with an amount decided by the Board.

On May 27, 2016 the Chief Administrative Officer of G3P agreed to reclassify $120,000 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid accrued compensation will be paid with an amount decided by the Board.

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

May 31, 2016 and 2015

Unaudited

Convertible debt to related parties consists of the following:

	Balance	Interest Rate	Maturity	Conversion Price

Balance – November 30, 2015	$44,394	8%	December 30, 2015	0.15
Reclass non related to related	74,448	8%	December 30, 2015	0.15
Reclass non related to related	50,000	8%	December 30, 2016	0.15
Reclass debt discount to related	(78,113)
Borrowings	25,000	8%	June 15, 2016	0.15
Debt discount on convertible debt	(8333)
Accounts payable settlement	16,500	8%	June 17, 2016	0.15
Borrowings	100,000	8%	March 2, 2018	0.15
Borrowings	50,000	8%	May 18, 2018	0.10
Debt discount on derivative	(47,132)
Debt discount amortization	(71,960)
Balance – May 31, 2016	$298,724

Current portion	(195,017)

Long term portion	$103,707

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

On February 18, 2016 a related party investor settled $16,500 in accounts payable for the Company in exchange for debt du  e on or before June 17, 2016. Pursuant to the agreement, the investor is allowed to convert 100% of the debt at a share price of $0.15. The company accounted for the conversion of the debit in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on February 18, 2016 was $0.10 per share and accordingly deemed to have no Beneficial Conversion Factor.

In March, 2016 the Chief Operating Officer made a loan of $100,000, bearing interest at 8% due on or before March 2, 2018. Pursuant to the agreement, the investor is allowed to convert 100% of the debt on the maturity date at a share price of $0.15. The company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”.  The fair market value of the shares on March 2, 2016 was $0.10 per share and accordingly deemed to have no Beneficial Conversion Factor. On May 18, 2016 the Officer loaned an additional $50,000 with conversion rights at $0.10 per share. Therefore, effective May 18, 2016, $50,000 of the officers’ note payable had conversion rights of $0.10 per share. The company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on May 18, 2016 was $0.10 per share and accordingly deemed to have no Beneficial Conversion Factor. On May 23, 2016, a third party investor loaned the company $25,000 with conversion rights at $0.10 per share. Therefore, effective May 23, 2016, an additional $25,000 of the officers’ $100,000 note payable had conversion rights of $0.10 per share. The company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on May 18, 2016 was $0.10 per share and accordingly deemed to have no Beneficial Conversion Factor.

In May, 2016 the Chief Operating Officer made a loan of $50,000, bearing interest at 8% due on or before May 18, 2018. Pursuant to the agreement, the investor is allowed to convert 100% of the debt at a share price of $0.10 . The loan includes a provision for matching future conversion rights with any new loans made by the Company with the exception of a Right of First Refusal. In addition, if an equity transaction is done at a price below $0.10  then the conversion price will adjust to such price. The company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on May 18, 2016 was $0.10 per share and accordingly deemed to have no Beneficial Conversion Factor.

Accrued interest on related party notes payable and convertible debt at May 31, 2016 and November 30, 2015, amounted to $19,101 and $4,250, respectively and is a component of accounts payable and accrued expenses – related parties.

Interest expense on notes payable and convertible debt with related parties amounted to $8,881 and $2,747 for the three months ended May 31, 2016 and 2015, respectively.

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

May 31, 2016 and 2015

Unaudited

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

On this date of issuance, the Company recorded a debt discount in the amount of $50,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $111,074 and initial loss on derivative liability of $61,074 based on the Black Scholes pricing model. As of May 31, 2016, $29,752  of the debt discount has been amortized. The fair value of the derivative liability at May 31, 2016 is $11,046 resulting in a gain on the change in fair value of the derivative of $49,310. The Note is shown net of a derivative debt discount of $20,247  at May 31, 2016.

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

As a result of the application of ASC No. 815 in period ended May 31, 2016 the fair value of the conversion feature is summarized as follows:

Amount
Balance November 30, 2015	$60,356
Change in fair market value of derivative liabilities	(49,310)
Balance May 31, 2016	$11,046

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of May 31, 2016 and commitment date:

	Commitment Date	May 31, 2016
Expected dividends	-	-
Expected volatility	296.84%	153.55%
Expect term	1.44	.58
Risk free interest rate	0.33%	0.68%

On May 18, 2016, the Company entered into a convertible loan agreement with a related party investor. The Company received a total of $50,000 which bears interest at 8% per annum and is due on May 18, 2018. Interest shall accrue from the advancement date and shall be payable on May 18, 2018. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.10 per share. If an equity transaction occurs at a price below $0.10, then the conversion price will adjust to such price.

On this date of issuance, the Company recorded a debt discount in the amount of $47,132 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $47,132 resulting in no initial gain or loss on the derivative liability based on the Black Scholes pricing model. As of May 31, 2016, $839 of the debt discount has been amortized. The fair value of the derivative liability at May 31, 2016 is $47,114 resulting in a gain on the change in fair value of the derivative of $18. The Note is shown net of a derivative debt discount of $46,293 at May 31, 2016. (See Note 4 –Convertible Debt).

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

May 31, 2016 and 2015

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

As a result of the application of ASC No. 815 in period ended May 31, 2016 the fair value of the conversion feature is summarized as follows:

Amount
Balance November 30, 2015	$-
Debt discount originated from derivative liabilities	47,132
Change in fair market value of derivative liabilities	(18)
Balance May 31, 2016	$47,114

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of May 31, 2016 and commitment date:

	Commitment Date	May 31, 2016
Expected dividends	-	-
Expected volatility	268.40%	270.72%
Expect term	2.00	1.96
Risk free interest rate	0.63%	0.68%

On May 23, 2016, the Company entered into a convertible loan agreement with a third party investor. The Company received a total of $25,000 which bears interest at 8% per annum and is due on May 23, 2018. Interest shall accrue from the advancement date and shall be payable on May 23, 2018. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.10 per share. If an equity transaction occurs at a price below $0.10, then the conversion price will adjust to such price.

On this date of issuance, the Company recorded a debt discount in the amount of $23,579 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $23,579 resulting in no initial gain or loss on the derivative liability based on the Black Scholes pricing model. As of May 31, 2016, $258 of the debt discount has been amortized. The fair value of the derivative liability at May 31, 2016 is $23,579. The Note is shown net of a derivative debt discount of $23,321 at May 31, 2016. (See Note 4 –Convertible Debt).

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

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

May 31, 2016 and 2015

Unaudited

As a result of the application of ASC No. 815 in period ended May 31, 2016 the fair value of the conversion feature is summarized as follows:

Amount
Balance November 30, 2015	$-
Debt discount originated from derivative liabilities	23,579
Change in fair market value of derivative liabilities	-
Balance May 31, 2016	$23,579

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of May 31, 2016 and commitment date:

	Commitment Date	May 31, 2016
Expected dividends	-	-
Expected volatility	268.94%	270.29%
Expect term	2.00	1.98
Risk free interest rate	0.69%	0.68%

Note 7. Stockholders’ Deficit

For the six months ended May 31, 2016:

On February 24, 2016, the Board of Directors approved the following stock compensation because the Company did not making any cash payments toward salary during the year ended November 30, 2015. The stock compensation is to be paid by November 30, 2016 provided the Company has revenues from operations that can provide for the taxes due for the stock compensation, or the stock will be returned to the Company. The stock will be issued and held by the Transfer Agent until November 30, 2016 and then returned to the Company or distributed to the employee. The employee has the option to pay the Company for the employer taxes due and their own taxes due for the stock compensation on or before November 30, 2016.

The company fair valued these shares as of the date of issuance and recorded $500,000 stock-based compensation during the first quarter ended February 29, 2016.

Dr. Neil Williams, CEO G3P	2,000,000	common stock shares
Robert Kohn, CEO BioPower	1,250,000	common stock shares
Bonnie Nelson, Director of Strategy	1,250,000	common stock shares
Benjamin Williams, Sr. Vice President	500,000	common stock shares
Total	5,000,000	common stock shares

On March 2, 2016, the Company authorized the issuance of 3,000,000 shares of its common stock, as part of Mr. Baruch Halpern’s Employment contract, to remain in the possession of the Transfer Agent for one year. The 3,000,000 common shares will be released to Mr. Halpern after one year as long as he does not voluntarily resign. At that time a standard two-year lock-up agreement will also be executed. If Mr. Halpern voluntarily resigns before his first anniversary, there will be a claw-back of 2,250,000 common shares and Mr. Halpern will be issued the remaining 750,000 common shares with a two-year lock-up agreement.

There are 47,107,680 and 42,107,680 shares issued and outstanding at May 31, 2016 and November 30, 2015, respectively.

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

May 31, 2016 and 2015

Unaudited

Note 8. Commitments and Contingencies

Commitments

Employment Agreements – Officers and Directors

As of November 30, 2014, the Company had employment agreements with certain officers and directors (two individuals) containing the following provisions:

Term of contract	4 years, expiring on November 30, 2018
Salary	$275,000 commencing December 1, 2014
Salary deferral	All salaries will be accrued but may be paid from the Company’s available cash flow funds.

Annual Salaries:

Name	Starting Dc. 1, 2014	2014-15	2015-2016	2016-2017
Robert Kohn		$275,000	$325,000	$375,000
Bonnie Nelson		$275,000	$325,000	$375,000

As of May 20, 2016 the salaries have been amended to $120,000 each per annum until financing for a second project is committed. These salary levels will be retroactive to December 1, 2014.

On March 10 , 2016, the Company employed Mr. Baruch Halpern join as its’ Chief Operating Officer containing the following provisions:

Term of contract	2 years and 5 months, expiring on August 10, 2018
Salary	$120,000 commencing March 10, 2016
Salary deferral	All salaries will be accrued but may be paid from the Company’s available cash flow funds.

The accrued officers and directors payroll at May 31, 2016 is $377,000.

Lease Agreement

On June 3, 2013, the Company entered into a new lease agreement with its current landlord. The lease is for a 24 month period, expiring on May 31, 2015 , and requires monthly base rental payments of $ 4,000 for the period from June 1, 2013 through May 31, 2014 and $ 4,080 for the period from June 1, 2014 through May 31, 2015 plus adjustments for Common Area Expenses. On May 29, 2015, the Company Amended the lease agreement extending it for an additional 12 month period, expiring on May 31, 2016, and requiring monthly base rental payments of $4,583 plus adjustments for Common Area Expenses. On May 23, 2016, the Company amended the lease agreement extending it on a month to month basis. The required monthly base rental payments were kept the same.

Rent expense was $28,210 and $25,425 for the six month period ended May 31, 2016 and May 31, 2015, respectively.

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

Note 9. Subsequent Events

On May 31, 2016 a third party investor entered into an agreement to loan $200,000 to the Company, due on or before May 31, 2018. Pursuant to the agreement, the investor is allowed to convert 100% of the debt at a share price of $0.10. The funds were not received until June, 2016 and accordingly were not accounted for in the current period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISK

The information contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) is intended to update the information contained in our Annual Report on Form 10-K for the year ended November 30, 2015 (our “2015 Annual Report”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in our 2015 Annual Report. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of BioPower Operations Corp. for the three and six months ended May 31, 2016 and 2015. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Forward-looking statements are based on current expectations and assumptions and actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, those factors set forth in “Risk Factors” contained in Item 1A of our 2015 Annual Report.

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

We have generated minimal revenues from business operations. Therefore, our auditors have issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business for the next twelve (12) months unless we obtain additional capital to pay our bills. Because we have not generated enough revenues from operations combined with the revenues anticipated until we finance our first waste-to-energy facility. Accordingly, we must raise cash from sources other than revenues generated such as from the proceeds of loans, sale of common shares and advances or loans from related parties.

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

Three and Six Months Ended May 31, 2016 Compared to the Three and Six Months Ended May 31, 2015

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim consolidated financial statements:

	Three Months Ended May 31,		Change	Change
	2016	2015	(Dollars)	(Percentage)

Revenues
Construction management fees	$239,783	$-	$239,783	100.0%
Consulting income	31,460	17,363	14,097	81.2%
Total revenues	271,243	17,363	253,880	1,462.2%

Costs of services	231,177	-	231,177	100.0%

Gross profit	40,066	17,363	22,903	133.5%

Expenses
General and administrative expenses	$347,326	$526,217	$178,891	34.0%

Loss from operations	(307,260)	(508,854)	201,594	39.6%

Other Income (Expense)
Interest expense	(4,951)	(5,408)	457	8.4%
Interest expense - related party	(23,985)	(2,747)	(21,238)	(773.1)%
Gain on derivatives	15,088	-	15,088	100.0%

Total Other Income (expense) - net	(13,848)	(8,155)	(5,693)	(69.8)%

Net loss	$(321,108)	$(517,009)	$195,901	37.9%

	Six Months Ended May 31,		Change	Change
	2016	2015	(Dollars)	(Percentage)

Revenues
Construction management fees	$239,783	$-	$239,783	100.0%
Consulting income	31,460	17,363	14,097	81.2%
Total revenues	271,243	17,363	253,880	1,462.2%

Costs of services	231,177	-	231,177	100.0%

Gross profit	40,066	17,363	22,703	130.8%

Expenses
General and administrative expenses	$1,334,002	$1,014,062	$(319,940)	(31.5)%

Loss from operations	(1,293,936)	(997,239)	(296,697)	(29.8)%

Other Income (Expense)
Interest expense	(54,149)	(9,333)	(44,816)	(479.9)%
Interest expense - related party	(41,760)	(4,830)	(36,930)	(764.6)%
Gain on derivatives	49,328	-	49,328	100.0%

Total Other Income (expense) - net	(46,581)	(14,163)	(32,418)	(228.9)%

Net loss	$(1,340,517)	$(1,011,402)	$(329,115)	(32.5)%

Revenues. During the three and six months ended May 31, 2016 and 2015, the Company recognized $239,783 and $0, respectively; in gross revenue relating to construction management. During the three and six months ended May 31, 2016 and 2015, the Company recognized $31,460 and $17,363, respectively; in gross revenues relating to consulting.

Costs of services. During the three and six months ended May 31, 2016 and 2015, the Company recognized $231,177 and $0, respectively; in costs relating to construction management.

Gross profit. During the three and six months ended May 31, 2016 and 2015, the Company reported $40,066 and $0, respectively; in gross profit from construction management projects.

General and Administrative Expenses. Our general and administrative expenses are mainly comprised of compensation expense, corporate overhead, development costs, and financial and administrative contracted services for professional services including legal and accounting, SEC filing fees, and insurance. The decrease in our general and administrative expenses during the three months ended May 31, 2016 as compared to the same period in 2015 is primarily attributable to the decreased compensation expense (see Note 8 – Commitments and Contingencies). The increase in our general and administrative expenses during the six months ended May 31, 2016 as compared to the same period in 2015 is primarily due to the addition of the four G3P officers and stock based compensation.

Interest Expense. Interest expense for the three and six months ended May 31, 2016 and 2015 primarily represents the accretion of debt discount to interest expense on our outstanding debt, as well as contractual interest expense on our notes payable and convertible debt.

Gain on Derivatives. The Company reported $15,088 and $49,328 gains on derivatives during the three and six months ended May 31, 2016, respectively.

Liquidity and Financial Condition

	Six Months Ended May 31,
Category	2016	2015

Net cash used in operating activities	$(341,642)	$(105,591)

Net cash provided by financing activities	399,939	104,150

Net increase (decrease) in cash	$58,297	$(1,441)

Cash Flows from Operating Activities

Net cash used in operating activities was $341,642 for the six months ended May 31, 2016, compared with $105,591 for the comparable period in 2015. Net cash used in operating activities for the six months ended May 31, 2016 is mainly attributable to our net loss of $1,340,517, offset by an increase in accounts payable and accrued expenses. Net cash used in operating activities for the six months ended May 31, 2015 is mainly attributable to our net loss of $1,011,402, offset by an increase in accounts payable and accrued expenses

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six months ended May 31, 2016 cash flows provided by financing activities was $399,939, compared to $104,150 for the comparable period in 2015. We received $399,939 in proceeds from convertible debt and notes payable with third parties and related parties during the six months ended May 31, 2016, compared to $45,000 in proceeds from convertible debt and notes payable with third parties during the six months ended May 31, 2015. Management is seeking, and expects to continue to seek to raise additional capital through equity and/or debt financings, including through one or more equity or debt financings to fund its operations, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

The Company does not currently have sufficient resources to cover on-going expenses and expansion. As of May 31, 2016, the Company had cash of $59,578 and current liabilities of $2,151,994. Our current liabilities include accounts payable and accrued expenses to related parties of $815,091. We have historically financed our operations primarily through private placements of common stock, loans from third parties and loans from our Officers. We plan on raising additional funds from investors to implement our business model. In the event we are unsuccessful, this will have a negative impact on our operations.

As reflected in the accompanying unaudited interim consolidated financial statements, the Company has a net loss of $1,340,517 and net cash used in operations of $341,642 for the six months ended May 31, 2016; and a working capital deficit of $1,740,817 at May 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 31, 2016, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of May 31, 2016 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BioPower Operations Corporation

Dated: July 20, 2016	By:	/s/ Robert D. Kohn
Robert D. Kohn, Chairman and Chief Executive Officer and Chief Financial Officer

