Form 10-K/A
period 2015-11-30
Biopower Operations Corp
filed 2016-08-25
CIK 1510832

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The registrant filed with the Securities and Exchange Commission (the “SEC”) an Annual Report on Form 10-K for the year ended November 30, 2015 (“Original Form 10-K”) on March 15, 2016. However the registrant inadvertently omitted the signature of the officer completing the certification, the job title(s) of the officer, and the date that the certification was signed in Exhibit 31.1 as required by Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 on Form 10-K/A is being filed solely for the purpose of filing revised certifications by the registrant’s principal executive officer. These revised certifications are currently dated, refer to this Form 10-K/A, and are being included as exhibits to this Amendment No.1 on Form10-K/A under Part IV, Item 15 hereof.

Except as described above, no attempt has been made in this Amendment No. 1 on Form 10-K/A to modify or update the other disclosures or exhibits presented in the Original Form 10-K. As presented in this Form 10-K/A and except for Exhibits 31.1 and 32.1 filed herewith, this Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K, or modify or update those disclosures.

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

BIOPOWER OPERATIONS CORPORATION.

Date: August 25, 2016	By:	/s/ Robert Kohn
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

