Form 10-Q
period 2016-08-31
Biopower Operations Corp
filed 2016-10-21
CIK 1510832

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

As of October 21, 2016, the registrant had 47,361,606 shares of common stock, par value $0.0001 per share, outstanding.

BIOPOWER OPERATIONS CORPORATION

2

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BioPower Operations Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	August 31, 2016	November 30, 2015
	(Unaudited)

Assets
Current Assets
Cash	$20,332	$1,281
Accounts Receivable	111,959	-
Retainage Receivable	49,897	-
Notes receivable	50,000	-
Prepaid expenses and other current assets	32,849	12,708
Total Current Assets	265,037	13,989

Equipment - net	11,701	10,876
Security deposit	6,937	6,937
	18,638	17,813

Total Assets	$283,675	$31,802

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$321,867	$435,567
Accounts payable and accrued expenses - related parties	572,929	3,043,282
Billings in excess of costs and estimated earnings	84,507	-
Derivative liability	353,398	60,356
Notes payable	132,500	132,500
Notes payable - related parties	525	525
Convertible debt	143,031	189,366
Convertible debt - related parties, net of discount of $11,503	187,945	44,394
Total Current Liabilities	1,796,702	3,905,990

Long Term Liabilities
Notes payable	$193,667	$-
Notes payable - related parties	1,923,000	-
Convertible debt, net of discount of $195,383	29,617	-
Convertible debt - related parties, net of discount of $88,034	111,966	-
Other	5,324	-
Other - related parties	25,229	-
Total Long Term Liabilities	2,288,803	-

Total Liabilities	4,085,505	3,905,990

Stockholders’ Deficit
Preferred stock, $1 par value; 10,000 shares authorized; 1 share issued and outstanding	1	1
Common stock, $0.0001 par value, 100,000,000 shares authorized; 47,361,606 and 42,107,680 shares issued and outstanding	4,737	4,212
Additional paid-in capital	5,882,327	4,013,145
Accumulated deficit	(9,688,895)	(7,891,546)
Total Stockholders’ Deficit	(3,801,830)	(3,874,188)

Total Liabilities and Stockholders’ Deficit	$283,675	$31,802

See accompanying notes to unaudited consolidated financial statements

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
Revenues
Construction management fees	$188,827	$-	$428,610	$-
Consulting income	-	11,827	31,460	29,190
Total revenues	188,827	11,827	460,070	29,190

Costs of services	169,114	-	400,291	-

Gross profit	19,713	11,827	59,779	29,190

General and administrative expenses	326,028	548,827	1,660,030	1,559,246
Loss from operations	(306,315)	(537,000)	(1,600,251)	(1,530,056)

Other income (expense)
Interest income	932	-	932	-
Interest expense	(38,097)	(60,375)	(92,246)	(69,708)
Interest expense - related parties	(91,693)	(10,319)	(133,453)	(15,149)
Loss on sale of assets	-	-	-	(4,183)
Gain (loss) on derivatives	(21,659)	(12,269)	27,669	(12,269)
Total other income (expense)	(150,517)	(82,963)	(197,098)	(101,309)

Net loss	$(456,832)	$(619,963)	$(1,797,349)	$(1,631,365)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Weighted average number of common shares outstanding during the period - basic and diluted	47,281,560	41,804,859	45,602,212	41,601,737

See accompanying notes to unaudited consolidated financial statements

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended August 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,797,349)	$(1,631,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,007	7,558
Stock-based compensation expense	500,000	75,835
Stock-based interest expense	45,707	-
Loss on sale of equipment	-	4,183
Amortization of debt discount	117,843	69,374
(Gain) loss on derivatives	(27,669)	12,269
Changes in operating assets and liabilities:
Accounts receivable	(111,959)	-
Retainage receivable	(49,897)	-
Prepaid expenses and other current assets	(20,141)	(2,683)
Accounts payable and accrued expenses	123,848	(6,991)
Accounts payable and accrued expenses - related parties	740,933	1,227,526
Billings in excess of costs and estimated earnings	84,507	-
Other liabilities	5,324	-
Other liabilities - related parties	25,229	-
Net Cash Used In Operating Activities	(360,617)	(244,294)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to third party	(50,000)	-
Purchase of equipment	(3,832)	-
Net Cash Used By Investing Activities	(53,832)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	225,000	192,500
Proceeds from convertible debt - related parties	225,000	-
Repayment of convertible debt - related parties	(16,500)	-
Proceeds from notes payable	5,000	22,500
Repayment of notes payable	(5,000)	(7,500)
Proceeds from notes payable - related parties	194,939	-
Repayment of notes payable - related parties	(194,939)	(850)
Proceeds from issuance of common stock	-	75,000
Net Cash Provided By Financing Activities	433,500	281,650

Net Increase in Cash	19,051	37,356

Cash - Beginning of Period	1,281	15,118

Cash - End of Period	$20,332	$52,474

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Related party accounts payable settled by sale of asset to related party	$-	$6,000
Accrued expenses converted to convertible debt	-	4,979
Accrued compensation reclassified to additional paid in capital	23,334	-
Related party accrued compensation reclassified to additional paid in capital	1,068,751	-
Reclassification of accrued expenses to accrued expenses related party	4,047	-
Accrued compensation reclassified to non-convertible debt	193,667	-
Related party accrued compensation reclassified to non-convertible debt	1,923,000	-
Reclassification of convertible debt to convertible debt related party	124,448	-
Reclassification of note payable from convertible to non convertible	-	62,500
Reclassification of note payable from non convertible to convertible	-	100,000
Reclassification of related note payable from non convertible to convertible	-	50,000
Debt discount recorded on convertible debt	-	216,979
Debt discount recorded on convertible debt - related party	8,333	34,500
Debt discount recorded on derivative on convertible debt	320,711	62,269
Convertible debt issued to pay accounts payable	16,500	-
Debt converted	-	30,000
Reduction of related party notes payable to additional paid in capital	223,582	-

See accompanying notes to unaudited financial statements

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2016

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

The accompanying unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2015 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended November 30, 2015 and 2014. The financial information as of November 30, 2015 is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended November 30, 2015. The interim results for the three and nine months ended August 31, 2016 are not necessarily indicative of the results to be expected for the year ending November 30, 2016 or for any future interim periods.

Fair Value of Financial Instruments

BioPower evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses and loans. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2016

Unaudited

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the quarter ended August 31, 2016

	Level 1	Level 2		Level 3	Total
Assets
Securities -available for sale	$—	$		$—	$—
Liabilities
Derivative Financial Instruments	$—		$—	$353,398	$353,398

The following table presents details of the Company’s level 3 derivative liabilities as of August 31, 2016 and November 30, 2015

Amount
Balance November 30, 2015	$60,356
Debt discount originated from derivative liabilities	320,711
Change in fair market value of derivative liabilities	(27,669)
Balance August 31, 2016	$353,398

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Note 2 Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,797,349 and net cash used in operations of $360,617 for the nine months ended August 31, 2016. Additionally, the Company had a working capital deficit of $1,531,665 and a stockholders’ deficit of $3,801,830 at August 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2016

Unaudited

Note 3 Notes Receivable

Notes Receivable at August 31, 2016 consists of the following:

Promissory Note (the “Note”) dated July 29, 2016 for $50,000 from a third party construction company (“Maker”) involved in the Company’s projects in Kenya. The principal amount, with interest, is due and payable no later than the earlier to occur of (a) the receipt by Maker of funds representing the aggregate minimum loan with an interest of at least 20% or (b) July 28, 2017 (the “Maturity Date”). On the Maturity Date, Maker shall offer payment of the principal amount in full plus accrued interest, supersede the agreement with a new one, or offer the option to convert the principal amount into a deposit for one of the Maker’s condominiums (the “Unit”)  as outlined in the agreement. The current value of the Unit is set at $200,000. The Company has the option, at any time within two months of Maturity Date (before or after), to (a) pay the remaining balance of $150,000 to receive ownership rights for the Unit after the maturity date, or (b) decline the option. If the payment due under the Note is not paid on the due date and an agreement as how this matter is settled is not signed off by both parties, the Maker will have to add a penalty of $10,000 that be due and payable to the Company for each month that the Note remains outstanding. The Company’s Chief Operating Officer (COO) loaned the Company $50,000 for the Note and as a business accommodation with the Maker. The COO owns the Note and has the right to receive the principal, interest and all other payments under the Note. The COO controls and makes all decisions under the Note. (See Note 6 – Related Party Transactions)

Note 4 Equipment

At August 31, 2016 and November 30, 2015, equipment consists of the following:

	2016	2015	Estimated Useful Life
Computer Equipment	$40,632	$36,800	5 years
Less: Accumulated depreciation	(28,931)	(25,924)
Equipment, net	$11,701	$10,876

Note 5. Notes Payable and Convertible Debt

Notes payable consists of the following:

	Balance	Interest Rate	Maturity
Balance – November 30, 2015	$132,500	Various	Various
Borrowings	5,000	8%	June 30, 2016
Reclassification of accrued compensation to notes payable	193,667	4%	December 1, 2017
Repayments	(5,000)
Balance – August 31, 2016	$326,167

Current portion	(132,500)

Long term portion	$193,667

In January, 2016 a third party investor advanced $5,000 unsecured at 8% interest, which was due on June 30, 2016 and paid in full as of the due date. Loan has been repaid in full.

In July, 2016 the former President and Chief Operating Officer of the Company agreed to reduce his accrued compensation by $23,334, as a contribution to additional paid in capital. He also agreed to reclassify $193,667 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The compensation included was accrued during the period from January 2, 2011 to August 9, 2012.

 BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2016

Unaudited

Convertible debt consists of the following:

	Balance	Interest Rate	Maturity	Conversion Price

Balance – November 30, 2015	$189,366	8%	In Default	Various
Reclass non related to related	(74,448)	8%	December 30, 2015	0.15
Reclass non related to related	(50,000)	8%	December 30, 2016	0.15
Reclass debt discount to related	78,113
Borrowings	25,000	8%	May 23, 2018	0.10
Debt discount on derivative	(23,579)
Debt discount amortization	3,230
Borrowings	200,000	8%	May 31, 2018	0.10
Debt discount on derivative	(200,000)
Debt discount amortization	24,966
Balance – August 31, 2016	$172,648

Current portion	(143,031)

Long term portion	$29,617

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

On May 23, 2016, the Company entered into convertible debt agreements with a third party investor totaling $25,000 at 8% interest, due on May 23, 2018. The debt is convertible into common shares of stock at a conversion price of $.10 per share. On this date the Company recorded a debt discount of $23,579 from the initial valuation of the derivative liability of $23,579 and resulting in no initial gain or loss on the derivative liability based on the Black Sholes pricing model. The fair value of the derivative liability at August 31, 2016 is $25,919. The note is shown net of a derivative debt discount of $20,349 at August 31, 2016.

On June 1, 2016, the Company entered into convertible debt agreements with a third party investor totaling $200,000 at 8% interest, due on May 31, 2018. The debt is convertible into common shares of stock at a conversion price of $.10 per share. On this date the Company recorded a debt discount of $200,000 from the initial valuation of the derivative liability of $345,554 and resulting in an initial loss on the derivative liability of $145,554 based on the Black Sholes pricing model. The fair value of the derivative liability at August 31, 2016 is $207,356. The note is shown net of a derivative debt discount of $175,034 at August 31, 2016.

Accrued interest on notes payable and convertible debt at August 31, 2016 and November 30, 2015 amounted to $44,106 and $23,316, respectively, which is included as a component of accounts payable and accrued expenses.

Interest expense on notes payable and convertible debt with third parties amounted to $11,660 and $60,375 for the three months ended August 31, 2016 and 2015, respectively.

Note 6. Related Party Transactions

Notes payable to related parties consists of the following:

	Balance	Interest Rate	Maturity
Balance – November 30, 2015	$525	0%	On Demand
Borrowings	194,939	12%	May 30, 2016
Reclass accrued compensation	874,000	4%	December 1, 2017
Reclass accrued compensation	669,582	4%	December 1, 2017
Reclass accrued compensation	150,000	4%	December 1, 2017
Reclass accrued compensation	120,000	4%	December 1, 2017
Reclass accrued compensation	120,000	4%	December 1, 2017
Reclass accrued compensation	120,000	4%	December 1, 2017
Reclass accrued compensation	25,000	4%	December 1, 2017
Reclass accrued compensation	20,000	4%	December 1, 2017
Reclass accrued compensation	24,000	4%	December 1, 2017
Reclass accrued compensation	24,000	4%	December 1, 2017
Reclass to additional paid-in capital	(214,000)
Reclass to additional paid-in capital	(9,582)
Repayments	(194,939)
Balance – August 31, 2016	$1,923,525

Current portion	(525)

Long term portion	$1,923,000

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2016

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

On May 27, 2016 the Chief Executive Officer agreed to reduce his accrued compensation by $206,250 as a contribution to additional paid in capital. He also agreed to reclassify $874,000 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid accrued compensation will be paid with an amount decided by the Board. On June 1, 2016 he agreed to reduce his accrued compensation by $25,000 as a contribution to additional paid in capital. He also agreed to reduce his long term note by $214,000 as a contribution to additional paid in capital.

On May 27, 2016 the Director of Strategy agreed to reduce her accrued compensation by $206,250 as a contribution to additional paid in capital. She also agreed to reclassify $669,582 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid accrued compensation will be paid with an amount decided by the Board. On June 1, 2016 she agreed to reduce her accrued compensation by $225,000 as a contribution to additional paid in capital. She also agreed to reduce her long term note by $9,583 as a contribution to additional paid in capital.

On May 27, 2016 the Chief Executive Officer of G3P agreed to reduce his accrued compensation by $243,750 as a contribution to additional paid in capital. He also agreed to reclassify $150,000 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid accrued compensation will be paid with an amount decided by the Board. On July 26, 2016 he agreed to reclassify an additional $25,000 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017.

On May 27, 2016 the Senior Vice President of G3P agreed to reduce his accrued compensation by $162,500 as a contribution to additional paid in capital. He also agreed to reclassify $120,000 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid accrued compensation will be paid with an amount decided by the Board. On July 26, 2016 he agreed to reclassify an additional $20,000 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017.

On May 27, 2016 the Chief Operating Officer of G3P agreed to reclassify $120,000 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid accrued compensation will be paid with an amount decided by the Board. On July 26, 2016 he agreed to reclassify an additional $24,000 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017.

On May 27, 2016 the Chief Administrative Officer of G3P agreed to reclassify $120,000 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid accrued compensation will be paid with an amount decided by the Board. On July 26, 2016 he agreed to reclassify an additional $24,000 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017.

 BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2016

Unaudited

Convertible debt to related parties consists of the following:

	Balance	Interest Rate	Maturity	Conversion Price

Balance – November 30, 2015	$44,394	8%	December 30, 2015	0.15
Reclass non related to related	74,448	8%	December 30, 2015	0.15
Reclass non related to related	50,000	8%	December 30, 2016	0.15
Reclass debt discount to related	(78,113)
Debt discount amortization	72,216
Borrowings	25,000	8%	June 15, 2016	0.15
Debt discount on convertible debt	(8,333)
Debt discount amortization	8,333
Accounts payable settlement	16,500	8%	June 17, 2016	0.15
Borrowings	100,000	8%	March 2, 2018	0.15
Borrowings	50,000	8%	May 18, 2018	0.10
Debt discount on derivative	(47,132)
Debt discount amortization	6,779
Borrowings	50,000	8%	July 31, 2018	0.10
Debt discount on derivative	(50,000)
Debt discount amortization	2,319
Repayments	(16,500)
Balance – August 31, 2016	$299,911

Current portion	(187,945)

Long term portion	$111,966

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

On February 18, 2016 a related party investor settled $16,500 in accounts payable for the Company in exchange for debt due on or before June 17, 2016. Pursuant to the agreement, the investor is allowed to convert 100% of the debt at a share price of $0.15. The company accounted for the conversion of the debt in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on February 18, 2016 was $0.10 per share and accordingly deemed to have no Beneficial Conversion Factor. The agreement included an additional $1,270 payment as profit participation for work performed by the investor. The agreement also included a provision where the Company agreed that in the event that the investor had not been repaid within 75 days from date of delivery of certain equipment then investor shall receive a penalty of 253,926 shares of the Company’s common stock in consideration for the delay in payment. On August 31, 2016, the Company repaid the principal and interest and authorized the issuance of the shares of common stock in accordance with the penalty provision.

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

 BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2016

Unaudited

In May, 2016 the Chief Operating Officer made a loan of $50,000, bearing interest at 8% due on or before May 18, 2018. The debt is convertible into common shares of stock at a conversion price of $.10 per share. On this date the Company recorded a debt discount of $47,132 from the initial valuation of the derivative liability of $47,132 and resulting in no initial gain or loss on the derivative liability based on the Black Sholes pricing model. The fair value of the derivative liability at August 31, 2016 is $51,813. The note is shown net of a derivative debt discount of $40,353 at August 31, 2016.

In July, 2016 the Chief Operating Officer made a loan of $50,000 as collateral (See Note 3 – Notes Receivable), bearing interest at 8% due on or before July 31, 2018. The debt is convertible into common shares of stock at a conversion price of $.10 per share. On this date the Company recorded a debt discount of $50,000 from the initial valuation of the derivative liability of $62,346 and resulting in an initial loss on the derivative liability of $12,346 based on the Black Sholes pricing model. The fair value of the derivative liability at August 31, 2016 is $52,483. The note is shown net of a derivative debt discount of $47,681 at August 31, 2016.

Accrued interest on related party notes payable and convertible debt at August 31, 2016 and November 30, 2015, amounted to $40,451 and $4,250, respectively and is a component of accounts payable and accrued expenses – related parties.

Interest expense on notes payable and convertible debt with related parties amounted to $26,798 and $10,319 for the three months ended August 31, 2016 and 2015, respectively.

The Company has separated accounts payable and accrued expenses on the balance sheet to reflect amounts due to related parties primarily consisting of officer compensation, health insurance, interest on notes and reimbursable expenses to officers for travel, meals and entertainment, vehicle and other related business expenses.

Note 7. Derivative Liabilities

On July 23, 2015, the Company entered into a convertible loan agreement with a third party investor who became The Company’s Chief Operating Officer. The Company received a total of $50,000 which bears interest at 8% per annum and is due on December 30, 2016. Interest shall accrue from the advancement date and shall be payable on December 30, 2016. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.15 per share. If an equity transaction occurs at a price below $0.15, then the conversion price will adjust to such price.

On this date of issuance, the Company recorded a debt discount in the amount of $50,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $111,074 and initial loss on derivative liability of $61,074 based on the Black Scholes pricing model. As of August 31, 2016, $38,497 of the debt discount has been amortized. The fair value of the derivative liability at August 31, 2016 is $15,828 resulting in a gain on the change in fair value of the derivative of $44,528. The Note is shown net of a derivative debt discount of $11,503 at August 31, 2016.

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

As a result of the application of ASC No. 815 in period ended August 31, 2016 the fair value of the conversion feature is summarized as follows:

Amount
Balance November 30, 2015	$60,356
Change in fair market value of derivative liabilities	(44,528)
Balance August 31, 2016	$15,828

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of August 31, 2016 and commitment date:

	Commitment Date	August 31, 2016
Expected dividends	-	-
Expected volatility	296.84%	239.12%
Expect term	1.44	.33
Risk free interest rate	0.33%	0.33%

 BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2016

Unaudited

On May 18, 2016, the Company and its Chief Operating Officer entered into a convertible loan agreement. The Company received a total of $50,000 which bears interest at 8% per annum and is due on May 18, 2018. Interest shall accrue from the advancement date and shall be payable on May 18, 2018. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.10 per share. If an equity transaction occurs at a price below $0.10, then the conversion price will adjust to such price.

On this date of issuance, the Company recorded a debt discount in the amount of $47,132 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $47,132 resulting in no initial gain or loss on the derivative liability based on the Black Scholes pricing model. As of August 31, 2016, $6,779 of the debt discount has been amortized. The fair value of the derivative liability at August 31, 2016 is $51,813 resulting in a loss on the change in fair value of the derivative of $4,681. The Note is shown net of a derivative debt discount of $40,353 at August31, 2016. (See Note 4 –Convertible Debt).

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

As a result of the application of ASC No. 815 in period ended August31, 2016 the fair value of the conversion feature is summarized as follows:

Amount
Balance November 30, 2015	$-
Debt discount originated from derivative liabilities	47,132
Change in fair market value of derivative liabilities	4,681
Balance August 31, 2016	$51,813

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of August 31, 2016 and commitment date:

	Commitment Date	August 31, 2016
Expected dividends	-	-
Expected volatility	268.40%	286.43%
Expect term	2.00	1.71
Risk free interest rate	0.63%	0.61%

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

On this date of issuance, the Company recorded a debt discount in the amount of $23,579 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $23,579 resulting in no initial gain or loss on the derivative liability based on the Black Scholes pricing model. As of August 31, 2016, $3,230 of the debt discount has been amortized. The fair value of the derivative liability at August 31, 2016 is $25,919 resulting in a loss on the change in fair value of the derivative of $2,340. The Note is shown net of a derivative debt discount of $20,349 at August 31, 2016. (See Note 4 –Convertible Debt).

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

As a result of the application of ASC No. 815 in period ended August 31, 2016 the fair value of the conversion feature is summarized as follows:

Amount
Balance November 30, 2015	$-
Debt discount originated from derivative liabilities	23,579
Change in fair market value of derivative liabilities	2,340
Balance August 31, 2016	$25,919

 BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2016

Unaudited

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of August 31, 2016 and commitment date:

	Commitment Date	August 31, 2016
Expected dividends	-	-
Expected volatility	268.94%	285.30%
Expect term	2.00	1.73
Risk free interest rate	0.69%	0.61%

On June 1, 2016, the Company entered into a convertible loan agreement with a third party investor. The Company received a total of $200,000 which bears interest at 8% per annum and is due on May 31, 2018. Interest shall accrue from the advancement date and shall be payable on May 31, 2018. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.10 per share. If an equity transaction occurs at a price below $0.10, then the conversion price will adjust to such price.

On this date of issuance, the Company recorded a debt discount in the amount of $200,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $345,554 and initial loss on derivative liability of $145,554 based on the Black Scholes pricing model. As of August 31, 2016, $24,966 of the debt discount has been amortized. The fair value of the derivative liability at August 31, 2016 is $207,356 resulting in a gain on the change in fair value of the derivative of $138,198. The Note is shown net of a derivative debt discount of $175,034 at August 31, 2016. (See Note 4 –Convertible Debt).

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

As a result of the application of ASC No. 815 in period ended August 31, 2016 the fair value of the conversion feature is summarized as follows:

Amount
Balance November 30, 2015	$-
Debt discount originated from derivative liabilities	200,000
Initial loss recorded	145,554
Change in fair market value of derivative liabilities	(138,198)
Balance August 31, 2016	$207,356

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of August 31, 2016 and commitment date:

	Commitment Date	August 31, 2016
Expected dividends	-	-
Expected volatility	271.70%	285.30%
Expect term	2.00	1.73
Risk free interest rate	0.70%	0.61%

On July 28, 2016, the Company and its Chief Operating Officer entered into a convertible loan agreement. The Company received a total of $50,000 which bears interest at 8% per annum and is due on July 31, 2018. Interest shall accrue from the advancement date and shall be payable on July 31, 2018. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.10 per share. If an equity transaction occurs at a price below $0.10, then the conversion price will adjust to such price.

 BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2016

Unaudited

On this date of issuance, the Company recorded a debt discount in the amount of $50,000 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $62,346 and initial loss on derivative liability of $12,346 based on the Black Scholes pricing model. As of August 31, 2016, $2,319 of the debt discount has been amortized. The fair value of the derivative liability at August 31, 2016 is $52,483 resulting in a gain on the change in fair value of the derivative of $9,863. The Note is shown net of a derivative debt discount of $47,681 at August 31, 2016. (See Note 4 –Convertible Debt).

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

As a result of the application of ASC No. 815 in period ended August 31, 2016 the fair value of the conversion feature is summarized as follows:

Amount
Balance November 30, 2015	$-
Debt discount originated from derivative liabilities	50,000
Initial loss recorded	12,346
Change in fair market value of derivative liabilities	(9,863)
Balance August 31, 2016	$52,483

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of August 31, 2016 and commitment date:

	Commitment Date	August 31, 2016
Expected dividends	-	-
Expected volatility	280.35%	285.03%
Expect term	2.01	1.92
Risk free interest rate	0.53%	0.61%

Note 8. Stockholders’ Deficit

For the nine months ended August 31, 2016:

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

On August 31, 2016, the Company authorized the issuance of 253,926 shares of its common stock, as part of a Profit Participation arrangement with a related party investor. The agreement included a provision where the Company agreed that in the event that the investor had not been repaid within 75 days from date of delivery of certain equipment then investor shall receive a penalty of 253,926 shares of the Company’s common stock in consideration for the delay in payment.

There are 47,361,606 and 42,107,680 shares issued and outstanding at August 31, 2016 and November 30, 2015, respectively.

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2016

Unaudited

Note 9. Commitments and Contingencies

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

On March 10, 2016, the Company employed Mr. Baruch Halpern join as its’ Chief Operating Officer containing the following provisions:

Term of contract	2 years and 5 months, expiring on August 10, 2018
Salary	$120,000 commencing March 10, 2016
Salary deferral	All salaries will be accrued but may be paid from the Company’s available cash flow funds.

The accrued officers and directors payroll at August 31, 2016 is $105,000.

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

Rent expense was $42,801 and $39,781 for the nine month period ended August 31, 2016 and August 31, 2015, respectively.

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

Note 10. Subsequent Events

In September, 2016, the Company accepted a common stock subscription for 1,000,000 shares of common stock at $0.10 per share or $100,000.

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

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of BioPower Operations Corp. for the three and nine months ended August 31, 2016 and 2015. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Forward-looking statements are based on current expectations and assumptions and actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, those factors set forth in “Risk Factors” contained in Item 1A of our 2015 Annual Report.

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

Licensed Technologies

Green3Power Holdings Company – Licensed gasification technology for Waste-to-Energy Conversion

G3P has an exclusive global License for the use of the technologies and processes for building gasification facilities to convert wastes into electricity and synthetic fuels. Once the royalties paid for the use of these technologies equal $10,000,000, G 3 P will then own 100% of the technologies and processes without any further license fees. The initial license fees are paid based upon gross revenues of the facilities and their waste conversion operations using the gasification technologies and processes.

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

Three and Nine Months Ended August 31, 2016 Compared to the Three and Nine Months Ended August 31, 2015

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim consolidated financial statements:

	Three Months Ended August 31,		Change	Change
	2016	2015	(Dollars)	(Percentage)
Revenues
Construction management fees	$188,827	$-	$188,827	100.0%
Consulting income	-	11,827	(11,827)	(100.0)%
Total revenues	188,827	11,827	177,000	1,496.6%

Costs of services	169,114	-	(169,114)	(100.0)%

Gross profit	19,713	11,827	7,886	66.7%

Expenses
General and administrative expenses	326,028	548,827	222,799	40.1%

Loss from operations	(306,315)	(537,000)	230,685	43.0%

Other Income (Expenses)
Interest income	932	-	932	100.0%
Interest expense	(38,097)	(60,375)	22,278	36.9%
Interest expense – related parties	(91,693)	(10,319)	(81,374)	(788.6)%
Loss on derivatives	(21,659)	(12,269)	(9,390)	(76.5)%
Total other income (expenses)	(150,517)	(82,963)	(67,554)	(81.4)%

Net loss	$(456,832)	$(619,963)	$163,131	26.3%

	Nine Months Ended August 31,		Change	Change
	2016	2015	(Dollars)	(Percentage)
Revenues
Construction management fees	$428,610	$-	$428,610	100.0%
Consulting income	31,460	29,190	2,270	7.8%
Total revenues	460,070	29,190	430,880	1,476.1%

Costs of services	400,291	-	(400,291)	(100.0)%

Gross profit	59,779	29,190	30,589	104.8%

Expenses
General and administrative expenses	1,660,030	1,559,246	(100,784)	(6.5)%

Loss from operations	(1,600,251)	(1,530,056)	(70,195)	(4.6)%

Other Income (Expenses)
Interest income	932	-	932	100.0%
Interest expense	(92,246)	(69,708)	(22,538)	(32.3)%
Interest expense – related parties	(133,453)	(15,149)	(118,304)	(780.9)%
Loss on sale of assets	-	(4,183)	4,183	100.0%
Gain (loss) on derivatives	27,669	(12,269)	37,607	306.5%
Total other income (expenses)	(197,098)	(101,309)	(95,789)	(94.6)%

Net loss	$(1,797,349)	$(1,631,365)	$(165,984)	(10.2)%

Revenues. During the three months ended August 31, 2016 and 2015, the Company recognized $188,827 and $0, respectively; in gross revenues relating to construction management. During the three months ended August 31, 2016 and 2015, the Company recognized $0 and $11,827, respectively; in gross revenues relating to consulting. During the nine months ended August 31, 2016 and 2015, the Company recognized $428,610 and $0, respectively; in gross revenues relating to construction management. During the nine months ended August 31, 2016 and 2015, the Company recognized $31,460 and $29,190, respectively; in gross revenues relating to consulting.

General and Administrative Expenses. Our general and administrative expenses are mainly comprised of compensation expense, corporate overhead, development costs, and financial and administrative contracted services for professional services including legal and accounting, SEC filing fees, and insurance. The decrease in our general and administrative expenses during the three months ended August 31, 2016 as compared to the same period in 2015 is primarily attributable to the decreased compensation expense (see Note 8 – Commitments and Contingencies). The increase in our general and administrative expenses during the nine months ended August 31, 2016 as compared to the same period in 2015 is primarily due to the addition of the four G3P officers and stock based compensation.

Interest Income. Interest income on for the three and nine months ended August 31, 2016 and 2015 was $932 and $0, respectively.

Interest Expense. Interest expense for the three and nine months ended August 31, 2016 and 2015 primarily represents the accretion of debt discount to interest expense on our outstanding debt, as well as contractual interest expense on our notes payable and convertible debt.

Gain (loss) on Derivatives. The Company reported $21,659 and $12,269 losses on derivatives during the three months ended August 31, 2016 and 2015, respectively. The Company reported $27,669 gain on derivatives and $12,269 loss on derivatives during the nine months ended August 31, 2016 and 2015, respectively.

Liquidity and Financial Condition

	Nine Months Ended August 31,
Category	2016	2015
Net cash used in operating activities	$(360,617)	$(244,294)
Net cash used by investing activities	(53,832)	-
Net cash provided by financing activities	433,500	281,650

Net increase in cash	$19,051	$37,356

Cash Flows from Operating Activities

Net cash used in operating activities was $360,617 for the nine months ended August 31, 2016, compared with $244,294 for the comparable period in 2015. Net cash used in operating activities for the nine months ended August 31, 2016 is mainly attributable to our net loss of $1,797,349, offset by an increase in accounts payable and accrued expenses and stock based compensation. Net cash used in operating activities for the nine months ended August 31, 2015 is mainly attributable to our net loss of $1,631,365, offset by an increase in accounts payable and accrued expenses and stock based compensation.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine months ended August 31, 2016 cash flows provided by financing activities was $433,500, compared to $281,650 for the comparable period in 2015. We received $649,939 in proceeds from convertible debt and notes payable with third parties and related parties during the nine months ended August 31, 2016, compared to $290,000 in proceeds from convertible debt and notes payable and the issuance of equity with third parties during the nine months ended August 31, 2015. Management is seeking, and expects to continue to seek to raise additional capital through equity and/or debt financings, including through one or more equity or debt financings to fund its operations, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

The Company does not currently have sufficient resources to cover on-going expenses and expansion. As of August 31, 2016, the Company had cash of $20,332 and current liabilities of $1,796,702. Our current liabilities include accounts payable and accrued expenses to related parties of $572,959. We have historically financed our operations primarily through private placements of common stock, loans from third parties and loans from one of our Officers. We also plan on raising additional funds from investors to implement our business model. In the event we are unsuccessful at raising additional funds from investors, this will have a negative impact on our operations.

As reflected in the accompanying unaudited interim consolidated financial statements, the Company has a net loss of $1,797,349 and net cash used in operations of $360,617 for the nine months ended August 31, 2016; and a working capital deficit of $1,531,665 at August 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 31, 2016, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of August 31 , 2016 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Other than the material weakness discussed below that was identified and remediated during the quarter ended August 31, 2016, there have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BioPower Operations Corporation

Dated: October 21, 2016	By:	/s/ Robert D. Kohn
Robert D. Kohn, Chairman and Chief Executive Officer and Chief Financial Officer

