Form 10-K
period 2020-11-30
Biopower Operations Corp
filed 2021-09-03
CIK 1510832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Years Ended November 30, 2020 and 2019

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

20801 Biscayne Blvd., Suite 403

Aventura, FL 33180

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number, including area code: +1 (786) 923-0272

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of May 28, 2021, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing stock price of $0.0296 per share on May 28, 2021) was approximately $784,045. Shares of the Registrant’s common stock held by executive officers, directors or 10% stockholders have been excluded, as such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 3, 2021, there were 45,000,000 shares of the Registrant’s common stock outstanding.

Documents incorporated by reference: None.

BioPower Operations Corporation

Form 10-K

EXPLANATORY NOTE

BioPower Operations Corporation is filing this comprehensive annual report on Form 10-K for the fiscal years ended November 30, 2020, and 2019 (the “Comprehensive Annual Report”) as part of its effort to become current in its filing obligations under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Comprehensive Annual Report is our first periodic filing with the Securities and Exchange Commission (the “SEC”) since the filing of our quarterly report on Form 10-Q for the quarter ended August 31, 2016. Included in this Comprehensive Annual Report are our audited financial statements for the fiscal years ended November 30, 2020, and 2019, which have not been previously filed with the SEC.

FORWARD-LOOKING STATEMENTS

Statements made in this Comprehensive Annual Report that are not historical or current facts are “forward-looking statements”. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1. Business

Overview

BioPower Operations Corporation (“we,” “our,” “BioPower”, or the “Company”) was organized in Nevada on January 5, 2011. Since February 2017, the Company has been a shell company.

We have not yet generated or realized any significant revenues from business operations. Our auditors have issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our expenses. We must raise cash from sources other than revenues generated, such as from the proceeds of loans, public or private equity sales, and/or advances from related parties.

HyFi Asset Purchase Agreement

On June 29, 2021, we entered into an Asset Purchase Agreement (the “APA”) with Rafael Ben Shaya, Troy MacDonald, Adam Benchaya, Thomas Perez, Tom Saban and Edouard Pouchoy (collectively, Messrs. Ben Shaya, MacDonald, Benchaya, Perez, Saban and Pouchoy are referred to herein as the “Sellers”).

Pursuant to the terms of the APA, the Company agreed to acquire from the Sellers, and the Sellers agreed to sell to the Company, certain assets comprised of the goodwill, intellectual property, business proprietary know-how and trade secrets, intangible property and other assets of Sellers’ business with respect to HyFi, and any and all rights of Sellers in and to the foregoing (the “Assets”), and certain governance/utility virtual tokens (each, a “HyFi Token” and collectively, the “HyFi Tokens”) expected to be used as a means of payment on the HyFi Platform, as hereinafter defined (the “Acquisition”). The “HyFi Platform” means a proposed decentralized finances (“DeFi”) exchange marketplace using blockchain platform technology. The DeFi principles are based on an ecosystem of financial services utilizing tokenization and non-fungible tokens (“NFTs”) for production, licenses, projects and commodities across vertical and horizontal markets.

In addition, the Sellers agreed to (i) pay to the Company, on the closing date of the Acquisition, $300,000 (the “Cash Consideration”), and (ii) transfer to the Company, on the closing date of the Acquisition, 400,000,000 HyFi Tokens (the “HyFi Token Consideration”). The Company intends to use the Cash Consideration to bring the Company into a fully reporting status with the Securities and Exchange Commission and for public company operating expenses.

Pursuant to the terms of the APA, the Company agreed to file with the State of Nevada the certificate of designation for the Series C preferred stock on or before the date that is 60 calendar days after the closing of the Acquisition. In exchange for the sale of the Assets and the Cash Consideration, the Company agreed to issue to the Sellers an aggregate of 900,000 Series C preferred shares within 30 calendar days after the State of Nevada provides written confirmation of filing of the certificate of designation for the Series C preferred stock.

Pursuant to the terms of the APA, the parties agreed that the Series C preferred stock will have the following terms, among others:

1.	Authorized Shares of Series C Preferred Stock. The number of authorized shares of Series C preferred stock will be 900,000.

2.	Conversion. Subject to the other terms and conditions in the certificate of designation, a Series C preferred stock holder will have the right from time to time and at any time following the date that is one year after the date on the signature page of the certificate of designations to convert each outstanding share of Series C preferred stock into 450 shares of Company common stock. Based on the number of shares of common stock issued and outstanding as of June 29, 2021, if all of the 900,000 shares of Series C preferred stock are issued and subsequently converted, the holders of the converted stock will hold 90% of the issued and outstanding shares of common stock.

3.	Voting. Except as otherwise set forth in the certificate of designation, each share of Series C preferred stock will, on any matter submitted to the holders of Company common stock, or any class thereof, for a vote, vote together with the common stock, or any class thereof, as applicable, as one class on such matter, and each share of Series C preferred stock will have 450 votes.

4.	Dividends. The Series C preferred stock is not entitled to receive dividends or distributions.

The Acquisition closed on June 29, 2021 (the “Closing Date”). On the Closing Date, the Sellers delivered the Cash Consideration and the HyFi Token Consideration.

Series A Preferred Stock Redemption Agreement & Senior Promissory Note

Also on the Closing Date, the Company and China Energy Partners, LLC (“CEP”) entered into a share redemption agreement (the “Redemption Agreement”), dated as of June 29, 2021, pursuant to which the Company redeemed one share of the Company’s Series A preferred stock from CEP (the “Series A Share”). On the Closing Date, as provided in the Redemption Agreement, the Company issued to CEP a senior promissory note (the “Note”) in the principal amount of $1,000,000. The Series A Share will be held in escrow by an attorney designated by CEP (the “Escrow Agent”), and the CEP will designate such Escrow Agent within 30 calendar days after the Closing Date. If an Event of Default (as defined in the Note) occurs under the Note, then the Company will direct the Escrow Agent to release the Series A Share to CEP; provided, however, that CEP will also retain all rights and privileges under the Note (and the Company will remain bound to all obligations under Note) even if the Series A Share is required to be released by the Escrow Agent to CEP as provided in the Redemption Agreement. For the avoidance of doubt, CEP will regain all rights, title, and interest in and to the Series A Share upon the occurrence of an Event of Default under the Note, regardless of the amount of the outstanding balance owed under the Note at the time of the occurrence of an Event of Default under the Note.

As provided in the APA, on June 29, 2021, Robert Kohn resigned as the Company’s Chief Executive Officer. Mr. Kohn remained as a member of the Board of Directors, however. Also on June 29, 2021, the Company appointed the following individuals to serve as members of the Board of Directors: Troy MacDonald (Chairman), Adam Benchaya, and Thomas Perez. As a result, following the closing of the Acquisition, the Company’s Board of Directors consists of the following:

Troy MacDonald (Chairman)

Adam Benchaya

Robert Kohn

Thomas Perez

Also on June 29, 2021, the following individuals were appointed to serve as officers of the Company:

Troy MacDonald, Chief Executive Officer

Robert Kohn, Chief Financial Officer

Adam Benchaya, President and Chief Marketing Officer

HyFi Platform

The HyFi Platform is a proposed decentralized finances (DeFi) exchange marketplace utilizing blockchain technology. The DeFi principles are based on the creation of an innovative ecosystem of financial services accessible to anyone with Internet access.

The HyFi Token will be featured on the HyFi Platform as the governance token. The HyFi Token may also be used as a payment token for transaction fees on the HyFi Platform. The HyFi ecosystem will be built on a combination of tokens to support its economy.

The HyFi economy is being established to advance and accelerate technologies to be funded through the use of our marketplace. Our initial focus will be on renewable energy, environment, agri-food and then other markets globally.

The HyFi Platform will initially focus on two distinct businesses: (1) the NFT Marketplace and (2) the Commodities Trading Marketplace.

(1)	We expect that the HyFi Platform will offer cash flow generating NFTs, on full or fractional ownership basis, in the following major areas and on the following bases:

●	We anticipate that NFTs will be created that will represent up to a 49% ownership interest of a license to a particular geographic market (example: India) or a particular industry market vertical. There will be a subclass of tokens that represent an opportunity for numerous participants to have fractional ownership of, and participation in, the unique one-of-a-kind exclusive license NFT. The NFTs will be tradeable on the commodities section of the HyFi Platform once certain conditions have been met.

●	We also expect that there will be NFTs issued for qualified promising projects related to renewable energy, waste to energy, agricultural and other approved projects.

●	Ownership of technology licenses: We expect that NFTs will represent part or full ownership of technology licenses across many horizontal markets. Each market will include vertical markets such as the green hydrogen industry and its many uses, e.g., electric generation, marine, aviation, transportation and hydrogen fueling station networks. NFTs also will represent part or full ownership of a technology license in a specific geographic territory.

●	Physical projects related to renewable energy, environmental, agricultural and humanitarian causes. NFTs will be issued to represent an opportunity to invest in projects in these categories.

●	Other approved cases. In the future we may consider NFTs in the areas of medicine, space, internet & computing, artificial intelligence, robotics, nanotechnology, precious metals, and/or precious gems, for example.

(2.)	The trading of commodities.

●	We expect to have an initial emphasis on renewable energy, waste to energy and agri-foods via tokenized futures blockchain based smart contracts.

●	The trading of certain commodities (e.g., green hydrogen production) will occur in most cases without any physical delivery obligation, and with electronic settlement only. Traders will purchase tokens to participate. In some cases, commodities will be offered with a physical delivery option.

●	Commodity future supply contracts: A futures contract is a legal agreement to buy or sell a particular commodity asset at a predetermined price at a specified time in the future. The seller of the futures contract is taking on the obligation to provide and deliver the underlying commodity at the contract’s expiration date. Futures contracts are available for every category of commodity. Some manufacturers and service providers use futures contracts as part of their budgeting process to normalize expenses and reduce cash flow-related headaches. Manufacturers and service providers that rely on commodities for their production process may take a position in the commodities markets as a way of reducing their risk of financial loss due to a change in price. There are many advantages to futures contracts as a method of participating in the commodities market. We believe that analysis can be easier because it’s a pure play on the underlying commodity.

NFT Marketplace

NFTs are collectible digital assets in which various objects are digitized. Each NFT represents ownership of something inherently distinct and unique, whether it be a physical or a digital item. NFTs cannot be mutually exchanged for one another because each NFT has a specific value based on its unique traits and attributes. When NFTs are sold, the digital version of the object is sold as a unique, blockchain-authenticated collectible.

NFT marketplaces are platforms where NFTs can be stored, displayed, traded and in some cases, created (or “minted”). NFTs cannot be purchased on centralized or decentralized cryptocurrency or other exchanges. Instead, they are listed and traded on online marketplaces that are specially built for NFTs. We expect to launch our NFT Marketplace by the end of September 2021.

NFTs will be created that will represent up to 49% ownership interest of a license to a particular geographic market (e.g., India) or a particular industry market vertical. There will be a subclass of NFTs that represent an opportunity for many participants to have fractional ownership and participation in the unique exclusive license NFT. The HyFi cash flow NFT Marketplace intends to initially list companies in the energy or energy and environment related sectors that will provide license fees from unique license fee contracts for horizontal markets such as territories. As an example, an energy trading company lists on the HyFi Platform that it is willing to pay license fees of 5% annually with a potential bonus based on income for its energy trading license for North America. It is willing to sell up to 49% of its ownership in that license for $250,000,000 minimum and maximum $1,000,000,000 in units of $50,000,000 each to institutional holders. The HyFi Platform will either (1) receive fees for due diligence for each license; listing fees for listing on the HyFi Platform; and other fees associated with this transaction, or (2) do a strategic alliance, charge no fees and have a percentage of the transaction. This decision is up to the applicant.

The cash flow NFT Marketplace also intends to initially accept horizontal marketplace NFTs. As an example, an agriculture company has specific technology licenses for growing protocols for organic and non-pesticides food. The company has operations in Costa Rica and other Central American countries. The company intends to sell up to 49% of its technology licenses for $500,000 minimum to $5,000,000 maximum per country and pay 5% license fees and a potential bonus annually. The HyFi Platform will either (1) receive fees for due diligence for each license; listing fees for listing on the HyFi Platform; and other fees associated with this transaction or (2) do a strategic alliance, charge no fees and have a percentage of the transaction. This decision is up to the applicant.

Once an owner is satisfied with the amount paid for the licenses, they end the sale of the NFT ownership licenses. At that point the NFTs can then become part of the HyFi commodities marketplace where NFT Tokens are traded.

The Company has been in discussions with various companies in energy and energy related sectors and horizontal sectors who are interested in listing their NFTs on the NFT Marketplace. At the same time, we are working with our vendors to build out the NFT Marketplaces. We are also in initial discussions with major investment groups regarding possible joint ventures, licensing or NFT purchases. There can be no assurance that any such discussions will lead to customers or revenue.

Competition and Competitive Landscape

We do not believe that initially we will have direct competitors for our NFT marketplace. The typical company selling/offering NFTs does not sell cash flow technology licenses, tokenized renewable energy technology licenses, or environmental technology licenses. Rather, NFTs typically relate to memorabilia, artwork, gemstones and other tangible assets. Certain entertainers have recently announced selling NFTs for their music libraries and memorabilia.

While there are hundreds of competitors who are using NFTs to represent a single energy or renewable energy source, we intend for our HyFi Platform to be unique in that it will offer a marketplace featuring technology, equipment and energy commodities from many renewable energy sources in a broad-based approach to promote renewable energy adoption in an effort to capture market share from fossil fuel electric generating facilities to reduce pollution and global warming.

Our HyFi payment token competes against hundreds of other tokens in the marketplace. These tokens are listed on token exchanges. There are various competitors who are using tokens to represent a single renewable energy source, such as solar for commodity trading. There are also companies whose products do not compete directly, but are closely related to the products we offer.

We believe the HyFi Platform will be superior to competitors’ offerings because we intend to offer a complete marketplace that features (i) technology, (ii) equipment, (iii) energy commodities from many renewable energy sources in a broad-based approach to promote renewable energy adoption in an effort to capture market share from fossil fuels to reduce pollution and global warming, (iv) other marketplace opportunities related to improving the environment (including clean water on land and oceans), and (v) improving agricultural conditions around the world. We believe that the HyFi Platform will be the first business and blockchain platform of its kind, combining attractive features of cryptocurrency, including DeFi, decentralized trust, automatic operation, and NFTs, along with the nascent renewable energy market, which needs to connect remote buyers and sellers globally. To our knowledge, the HyFi Platform will be the first platform to distribute cash flow technology licenses via NFTs and we expect to use subclasses of NFTs that allow for fractional ownership of an NFT creating a unique governance model. We also believe that it will be the first DeFi principles driven marketplace to trade a combination of hydrogen futures contracts and hydrogen technology licenses related to a new scientific method of hydrogen production.

Intellectual Property

We own or have rights to trademarks or trade names that we use in connection with the operation of our business, including our corporate names, logos and website names. In addition, we own or have the rights to certain intellectual property relating to HyFi, the HyFi Platform, HyFi tokens, HyFi blockchain, and DeFi.

We rely on the laws of unfair competition and trade secrets to protect our proprietary rights. We attempt to protect our trade secrets and other proprietary information through confidentiality and non-disclosure agreements with customers, suppliers, employees and consultants, and through other security measures. However, we may be unable to detect the unauthorized use of or take appropriate steps to enforce, our intellectual property rights. Effective trade secret protection may not be available in every country in which we offer or intend to offer our products and services to the same extent as in the United States. Failure to adequately protect our intellectual property could harm or even destroy our brands and impair our ability to compete effectively. Further, enforcing our intellectual property rights could result in the expenditure of significant financial and managerial resources and may not prove successful. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful.

Government Regulation

Our anticipated business activities currently are subject to no particular regulation by government agencies other than those routinely imposed on corporate and/or publicly traded businesses. We do not anticipate any regulations specific to our business activities in the future.

Notwithstanding the above, as digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, the Securities and Exchange Commission (the “SEC”), CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the Internal Revenue Service and state financial institution regulators) have been examining the operations of digital asset networks, digital asset users and the digital asset exchange markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges or other service-providers that hold digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity.

In addition, the SEC, U.S. state securities regulators and several foreign governments have issued warnings that digital assets sold in initial coin offerings (“ICOs”) may be classified as securities and that both those digital assets and ICOs may be subject to securities regulations. Ongoing and future regulatory actions may alter, perhaps to a materially adverse extent, the nature of an investment in the Company or the ability of the Company to continue to operate. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet and in May 2018 it was reported that Japan’s Financial Service Agency has been pressuring Japanese digital asset exchanges to delist privacy-enhancing digital assets. Although no regulatory action has been taken to treat Zcash or other privacy-enhancing digital assets differently, this may change in the future.

Various foreign jurisdictions have, and may continue to, in the near future, adopt laws, regulations or directives that affect the digital asset markets and their users, particularly digital assets and their service providers that fall within such jurisdictions’ regulatory scope. For example, on March 5, 2020, South Korea voted to amend its Financial Information Act to require virtual asset service providers to register and comply with its AML and CFT framework. These measures also provide the government with the authority to close digital asset exchanges that do not comply with specified processes. The Chinese and South Korean governments have also banned ICOs and there are reports that Chinese regulators have taken action to shut down a number of China-based digital asset exchanges. Further, on January 19, 2018, a Chinese news organization reported that the People’s Bank of China had ordered financial institutions to stop providing banking or funding to “any activity related to cryptocurrencies.” Similarly, in April 2018, the Reserve Bank of India banned the entities it regulates from providing services to any individuals or business entities dealing with or settling digital assets. On March 5, 2020, this ban was overturned in the Indian Supreme Court, although the Reserve Bank of India is currently challenging this ruling. There remains significant uncertainty regarding the South Korean, Indian and Chinese governments’ future actions with respect to the regulation of digital assets and digital asset exchanges. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of digital assets.

As of January 6, 2021, crypto-based derivatives and exchange-traded-notes (ETNs) were banned from being offered to retail investors in the UK. The UK’s Financial Conduct Authority (the “FCA”) contended that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime.

The effect of any future regulatory change on the Company is impossible to predict, but such change could be substantial and adverse to the Company.

HyFi services are relying on the decentralized finance (DeFi) model and principles. Due to its innovative and fully decentralized nature, it currently operates in an unregulated or a regulatory grey area. However, there is a risk that any DeFi protocol can be affected by government with either laws being made that affect how a DeFi protocol operates or laws being made affecting our business, prospects, financial condition, and operating results.

Employees

As of September 3, 2021, we have no employees. We have had no employees since 2016.

Properties

BioPower’s corporate address is 20801 Biscayne Blvd., Suite 403, Aventura, FL 33180. The telephone number at our corporate address is (786) 923-0272. Other than this mailing address, we do not maintain any physical or other office facilities, and we do not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays $438 monthly for the use of this mailing address, offices, conference room and other services, including telephone reception.

Smaller Reporting Company Status

We qualify as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that (i) has a public float of less than $250 million, or (ii) has annual revenues of less than $100 million and either (a) no public float, or (b) a public float of less than $700 million. Whether an issuer is a smaller reporting company is determined on an annual basis. As a smaller reporting company, we are not required to, and may not, include a Compensation Discussion and Analysis section in our proxy statements; we will provide only two years of financial statements; we need not provide the table of selected financial data; and we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended. We also will have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our common stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

Corporate History

On January 6, 2011, we acquired 100% of BioPower Corporation (“BC”), a Florida corporation incorporated on September 13, 2010, by our then-CEO and Director contributing 100% of the outstanding shares to the Company. As a result, BC became a wholly owned subsidiary of the Company.

On May 12, 2012 the Company formed FTZ Energy Exchange Inc., a wholly owned subsidiary, for the future development of an energy exchange. On June 7, 2012, the Company’s then-Chief Executive Officer contributed 100% of his member interest in FTZ Exchange, LLC (“FTZ”), a wholly owned subsidiary, to the Company for no consideration. FTZ is a licensing company that licenses business know-how and technology to build transaction fee-based exchanges for the sale of products and services in vertical markets.

On August 2, 2012, the Company formed Agribopo, Inc., a wholly owned subsidiary for the development of biomass related projects. On November 27, 2012, the Company entered into a non-exclusive global license with Advanced Green Technologies, LLC to convert biomass wastes from animals, humans and cellulosic biomass to cellulosic ethanol, fertilizer and other derivative products.

On October 24, 2014, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Green3Power Holdings Company (“G3P”) to acquire G3P and its wholly owned subsidiaries, Green3Power Operations Inc. (“G3P OPS”) and Green3Power International Company (“G3PI”) through a stock-for-stock exchange (the “Exchange”). Following entry into the Exchange Agreement, we conducted all of our operations, which primarily consisted of the development of waste-to-energy projects and services, including design, permitting, equipment procurement, construction management, operation of the intended facilities and maintenance of such facilities, through G3P.

By October 24, 2016, G3P had failed to meet the provisions of the Exchange Agreement that would allow G3P to take over control of the Company. As a result, the Company’s Board of Directors tried to come to an arrangement to separate BioPower from its subsidiaries, but in the end, decided that it would be in the best interests of the Company’s shareholders to move forward looking for a new acquisition. From October 24, 2016 until February 2017, the Company continued project development of waste-to-energy projects with extremely limited funds. In February 2017, the Company ceased all operations. At that time, we became a shell company.

In 2019, we entered into a memorandum of understanding with WPP Energy GmbH and China Energy Partners, but after exhausting all efforts we were unable to negotiate a definitive agreement or close the transaction.

Item 1A. Risk Factors

RISK FACTORS

The Company will be faced with a market environment that cannot be predicted and that involves significant risks, many of which will be beyond its control. In addition to the other information contained in this Annual Report on Form 10-K, you should carefully consider the material risks described below.

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us,” or “our” refer to BioPower and its subsidiaries, which will be the business of BioPower and its subsidiaries following the June 30, 2021 Asset acquisition.

Risks Related to the Company’s Business and Industry

We have a limited operating history in an evolving and highly volatile industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We began our energy operations in 2011 and since then our business model continued to evolve until in early 2017, we shifted away from waste to energy and became a shell corporation. We currently intend to focus on the development and commercialization of the tokenization and trading of energy commodities with a focus on hydrogen and the sale of NFTs for technology licenses and related licenses. As such, the comparability of our results in prior quarterly or annual periods should not be viewed as an indication of future performance.

Because we have no history operating our proposed business, it is difficult to evaluate our proposed business and future prospects, including our ability to plan for and model future growth. For example, we intend to launch our NFT Marketplace by the end of September 2021 and our commodities trading marketplace by the end of 2021. There is no guarantee that the NFT Marketplace and/or the Commodities Marketplace will be launched or that expenditures will result in profit or growth of our business. Our limited operating experience, combined with the rapidly evolving nature of the NFT market in which we intend to operate, substantial uncertainty concerning how this market may develop, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. Failure to manage our current and future growth effectively could have an adverse effect on our business, operating results, and financial condition.

If we do not effectively manage our growth and the associated demands on our operational, risk management, sales and marketing, technology, compliance, and finance and accounting resources, our business may be adversely impacted.

The cryptocurrency ecosystem has experienced recent rapid growth and we expect this trend to continue for the foreseeable future. Our intended launches are mostly driven by innovation in the crypto economy, which requires long-term perspective to evaluate our performance. In particular, the NFT business has grown significantly since the Fall of 2020, and the minting, usage and acceptance of digital assets has continued to grow in general.

As we grow, our business will become increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our information technology and financial, operating, and administrative systems and controls, and continue to manage headcount, capital, and processes efficiently. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business as it expands, including difficulties in hiring, training, and managing a growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely, and reliable reports on our financial and operating results, including the financial statements provided herein, and could impact the effectiveness of our internal controls over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. Any of the foregoing operational failures could lead to noncompliance with laws, loss of operating licenses or other authorizations, or loss of bank relationships that could substantially impair or even suspend company operations.

Successful implementation of our growth strategy may also require significant expenditures before any substantial associated revenue is generated and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth.

Our growth may not be sustainable and depends on our ability to attract new customers, expand product offerings, and increase processed volumes and revenue from new customers.

The future growth of our business depends on its ability to attract new customers and get new customers to increase the volumes processed through our payments platform and therefore grow revenue.

Any failure by us to attract new customers, and increase revenue from new customers could materially and adversely affect our business, financial condition, results of operations and prospects. These efforts may require substantial financial expenditures, commitments of resources, developments of our processes, and other investments and innovations.

We face intense and increasing competition and, if we do not compete effectively, our competitive positioning and our operating results will be harmed.

We operate in a rapidly changing and highly competitive industry, and our results of operations and future prospects depend on, among others:

●	the growth of our customer base,

●	our ability to monetize our customer base,

●	our ability to acquire customers at a lower cost, and

●	our ability to increase the overall value to us of each of our customers while they use our products and services.

In addition to established enterprises, we may also face competition from early-stage companies attempting to capitalize on the same, or similar, opportunities as we are. Some of our current and potential competitors have longer operating histories, particularly with respect to our digital financial services products, significantly greater financial, technical, marketing and other resources, and a larger customer base than we do. This allows them, among others, to potentially offer more competitive pricing or other terms or features, a broader range of digital financial products, or a more specialized set of specific products or services, as well as respond more quickly than we can to new or emerging technologies and changes in customer preferences.

Our current and future business prospects demand that we act to meet these competitive challenges but, in doing so, our revenue and results of operations could be adversely affected if we, for example, increase marketing expenditures or make other expenditures. All of the foregoing factors and events could adversely affect our business, financial condition, results of operations, cash flows and future prospects.

Cyberattacks and security breaches of our systems, or those impacting our customers or third parties, could adversely impact our brand and reputation and our business, operating results and financial condition.

Our business involves the collection, storage, processing and transmission of confidential information, customer, employee, service provider and other personal data, as well as information required to access customer assets.

Further, any actual or perceived breach or cybersecurity attack directed at other financial institutions or cryptocurrency or blockchain companies, whether or not we are directly impacted, could lead to a general loss of customer confidence in the digital asset economy or in the use of technology to conduct financial transactions, which could negatively impact us including the market perception of the effectiveness of our security measures and technology infrastructure.

Certain types of cyberattacks could harm us even if our systems are left undisturbed. For example, attacks may be designed to deceive employees and service providers into releasing control of our systems to a hacker, while others may aim to introduce computer viruses or malware into our systems with a view to stealing confidential or proprietary data. Additionally, certain threats are designed to remain dormant or undetectable until launched against a target and we may not be able to implement adequate preventative measures.

Although we will develop systems and processes designed to protect the data we manage, prevent data loss and other security breaches, effectively respond to known and potential risks, and expect to continue to expend significant resources to bolster these protections, there can be no assurance that these security measures will provide absolute security or prevent breaches or attacks.

We have no present existing relationships with card acquiring sponsors to process card payment transactions globally. If the payment card networks require our acquiring partner to operate solely within its area of use, we would lose our ability to offer card transaction processing services in the United States. Such a decision would have a negative impact on the utility of our services to our U.S.-based enterprise customers. In light of the foregoing, we are in the process of onboarding with a merchant acquirer in the United States, which should minimize any area of use risk, but that relationship has not yet been finalized and the associated technology build out is not yet complete.

Our products and services may be exploited to facilitate illegal activity such as fraud, money laundering, gambling, tax evasion, and scams. If any of our customers use our products or services to further such illegal activities, we could be subject to liability and our business could be adversely affected. Our efforts to detect and monitor such transactions for compliance with law may require significant costs, and our failure to effectively deal with bad, fraudulent or fictitious transactions and material internal or external fraud could negatively impact our business.

Moreover, certain activity that may be legal in one jurisdiction may be illegal in another jurisdiction, and certain activities that are at one time legal may in the future be deemed illegal in the same jurisdiction. As a result, there is significant uncertainty and cost associated with detecting and monitoring transactions for compliance with local laws. In the event that a customer is found responsible for intentionally or inadvertently violating the laws in any jurisdiction, we may be subject to governmental inquiries, enforcement actions, prosecuted, or otherwise held secondarily liable for aiding or facilitating such activities. Changes in law have also increased the penalties for money transmitters, e-money issuers, broker-dealers and alternative trading systems for certain illegal activities, and government authorities may consider increased or additional penalties from time to time. Owners of intellectual property rights or government authorities may seek to bring legal action against us for involvement in the sale of infringing or allegedly infringing items. Any threatened or resulting claims could result in reputational harm, and any resulting liabilities, loss of transaction volume, or increased costs could harm our business.

Moreover, while fiat currencies can be used to facilitate illegal activities, crypto assets are relatively new and, in many jurisdictions, may be lightly regulated or largely unregulated. Many types of crypto assets have characteristics such as the speed with which digital asset transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain crypto asset transactions, and encryption technology that anonymizes these transactions, which may make crypto assets susceptible to use in illegal activity.

U.S. federal and state and foreign regulatory authorities and law enforcement agencies, such as the Department of Justice, the SEC, the Commodity Futures Trading Commission, The Federal Trade Commission, the IRS and various state securities and financial regulators investigate, issue subpoenas and civil investigative demands, and take legal action against persons and entities alleged to be engaged in fraudulent schemes or other illicit activity involving crypto assets.

While we believe that our risk management and compliance framework will be designed to detect significant illicit activities conducted by our potential or existing customers, we cannot ensure that we will be able to detect all illegal activity on our systems. If any of our customers use our products and services to further such illegal activities, our business could be adversely affected.

Our future growth depends significantly on our marketing efforts, and if our marketing efforts are not successful, our business and results of operations will be harmed.

Concerns about the environmental impacts of blockchain technology could adversely impact usage and perceptions of cryptocurrency.

The COVID-19 pandemic could have unpredictable, including adverse, effects on our business, operating results, and financial condition.

The global spread and unprecedented impact of the COVID-19 pandemic continues to create significant volatility, uncertainty and economic disruption. Our operations and financial results have not been materially negatively impacted by COVID-19 in 2020 or the first half of 2021. The future effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any resurgences), impact of the new COVID-19 variants and the rollout of COVID-19 vaccines, and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. The continued impact of COVID-19 and the imposition of related public health measures have resulted in, and is expected to continue to result in, increased volatility and uncertainty in the crypto economy. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business, results of operations, financial condition or liquidity.

As a remote-first company, we are subject to heightened operational and cybersecurity risks.

We are a remote-first company, meaning that for all existing roles our employees work from their homes or other non-company dwellings. This subjects us to heightened operational risks. For example, technologies in our employees’ and service providers’ homes and shared office spaces may not be as robust and could cause the networks, information systems, applications, and other tools available to employees and service providers to be more limited or less reliable. Further, the security systems in place at our employees’ and service providers’ homes and shared office spaces may be less secure than those used in corporate offices, and while we have implemented technical and administrative safeguards to help protect our systems as our employees and service providers work from home, we may be subject to increased cybersecurity risk which could expose us to risks of data or financial loss, and could disrupt our business operations. There is no guarantee that the data security and privacy safeguards we will put in place will be completely effective or that we will not encounter risks associated with employees and service providers accessing company data and systems remotely. We also face challenges due to the need to operate with a remote workforce and are addressing so to minimize the impact on our ability to operate.

Concerns about the environmental impacts of blockchain technology could adversely impact usage and perceptions of cryptocurrency and HyFi.

The energy usage and environmental impact of blockchain technology, particularly in relation to proof of work mining, has attracted considerable recent attention. Government scrutiny related to restrictions on cryptocurrency mining facilities and their energy consumption may increase, resulting in additional regulation that could adversely impact usage of digital assets and harm our business. The considerable consumption of electricity by mining operators may also have a negative environmental impact, including contribution to climate change, which could create a negative consumer sentiment and perception of cryptocurrencies generally and adversely affect our business, prospects, financial condition, and operating results.

Risks Related to Our Financial Condition

We have no financial history, and there is no assurance that we will maintain profitability or that our revenue and business models will be successful.

We have no operations and there is no assurance that we will not incur net losses in the future. We may not be able to generate sufficient revenue to maintain profitability in the short or long-term. Our revenue growth may slow, or our revenue may decline for a number of other reasons, including reduced demand for our offerings, increased competition, a decrease in the growth or size of the cryptocurrency and digital asset economy, or any failure to capitalize on growth opportunities.

We are continually refining our revenue and business models and have recently shifted our focus to the development and commercialization of NFT marketplace. There is no assurance that these efforts will be successful or that we will generate revenues commensurate with our efforts and expectations or become or stay profitable. We may be forced to make significant changes to our revenue and business models to compete with our competitors’ offerings, and even if such changes are undertaken, there is no guarantee that they will be successful or profitable. Additionally, we will need to hire, train, and integrate qualified personnel to meet and further such changes to our business objectives at potentially significant additional expense. Failure to successfully implement revenue and business models or manage related expenses could cause us to be unprofitable and have an adverse effect on our business, operating results and financial condition.

We may experience fluctuations in our quarterly operating results.

We could experience significant fluctuations in our quarterly operating results due to a number of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may cause fluctuations in our quarterly operating results include, but are not limited to, the following:

●	a change in the payment volume and market cap of HyFi Tokens;

●	the level of our expenses;

●	the degree to which we encounter competition in our markets;

●	general economic conditions;

●	the amount of capital available for investing in the market;

●	legal or regulatory developments;

●	legislative or policy changes;

●	changes in the prospects of the economy generally, which could alter current or perspective customers’ priorities, or could increase the time it takes us to launch new offerings; and

●	and the ongoing impact of the COVID-19 pandemic.

Our operating results may fall below the expectations of market analysts and investors in some future periods, which could cause the market price of our common stock to decline substantially.

Changes in U.S. and foreign tax laws, as well as the application of such laws, could adversely impact our financial position and operating results.

We are subject to complex income and non-income tax laws and regulations in the United States and a variety of foreign jurisdictions. Both the United States and foreign jurisdictions may revise corporate income tax and other non-income tax laws which could impact the amount of tax due in such jurisdiction. Our determination of our corporate income tax liability is subject to review and may be challenged by applicable U.S. and foreign tax authorities. Any adverse outcome of such challenge could harm our operating results and financial condition. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is complex and uncertain. Moreover, as a multinational business, we have subsidiaries that engage in many intercompany transactions in a variety of tax jurisdictions where the ultimate tax determination is complex and uncertain. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. Furthermore, as we operate in multiple taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views with respect to, among other things, the characterization and source of income or other tax items, the manner in which the arm’s-length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. The taxing authorities of the jurisdictions in which we operate may challenge our tax treatment of certain items or the methodologies we use for valuing developed technology or intercompany arrangements, which could impact our worldwide effective tax rate and harm our financial position and operating results.

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property, and goods and services taxes in the United States and various foreign jurisdictions. A change in the tax law could impact tax positions which could result in an increased exposure related to such tax liabilities. Such changes could have an adverse effect on our operating results and financial condition.

If our estimates or judgment relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the identification of performance obligations in revenue recognition, evaluation of tax positions, inter-company transactions, and the valuation of stock-based awards and the fiat reserves and digital assets we hold, among others. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of analysts and investors, resulting in a decline in the trading price of BioPower Ordinary Shares.

The nature of our business requires the application of complex financial accounting rules, and there is limited guidance from accounting standard setting bodies. If financial accounting standards undergo significant changes, our operating results could be adversely affected.

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board, or the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, there has been limited precedents for the financial accounting of cryptocurrencies and other digital assets and related valuation and revenue recognition considerations.

As such, there remains significant uncertainty on how companies can account for cryptocurrency and other digital asset transactions, value, and related revenue. Uncertainties in or changes to in regulatory or financial accounting standards could result in the need to changing our accounting methods and restate our financial statements and impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, and more generally impact our business, operating results, and financial condition.

We are subject to changes in financial reporting standards or policies, including as a result of choices made by us, which could materially adversely affect our reported results of operations and financial condition and may have a corresponding material adverse impact on capital ratios.

Our consolidated financial statements are prepared in accordance with GAAP, which are periodically revised or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized bodies. It is possible that future accounting standards and financial reporting standards or policies, including as a result of choices made by us, which we are required to adopt, could change the current accounting treatment that applies to our consolidated financial statements and that such changes could have a material adverse effect on our reported results of operations and financial condition, and may have a corresponding material adverse effect on capital ratios.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our stock.

We are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our stock could decline, and we could be subject to sanctions or investigations by the exchange on which shares of our stock are listed, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We might require additional capital to support business growth, and this capital might not be available or may require shareholder approval to obtain.

We have funded our operations since inception primarily through equity financings. We intend to continue to make investments in our business to respond to business challenges, including developing new products and services, enhancing our operating infrastructure, expanding our international operations, and acquiring complementary businesses and technologies, all of which may require us to secure additional funds.

Additional financing may not be available on terms favorable to us, if at all. If we incur additional debt, the debt holders would have rights senior to holders of BioPower’s shares to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on BioPower’s shares.

The prices of digital assets are extremely volatile, and price fluctuations may adversely impact the value of digital assets that we hold.

Digital assets have historically experienced high levels of volatility far in excess of that experienced in fiat currencies. A number of factors contribute to changes in digital asset prices and volatility, including changes in the supply and demand for a particular digital asset, market sentiment, macroeconomic factors, utility of a particular digital asset, and idiosyncratic events such as exchange outages or commentary on social media. We are exposed to price volatility with respect to the corporate digital assets we hold. Though our fundamental business and growth strategy does not include acquiring digital assets for the purpose of value appreciation, we have exposure to digital assets at the corporate level because, for certain services we perform, our customers may pay us in digital assets. To the extent customers compensate us in the form of digital assets, and we continue to hold these digital assets, we may be subject to the high degree of price volatility associated with these digital assets. A decline in price may require us to take an impairment charge on our digital assets, and a decline in the value of the digital assets we hold in higher concentrations may have a larger adverse impact on our operating results in any given period. Volatility in the value of digital assets or other market factors may limit our ability to convert digital assets into fiat currency at attractive prices or at all.

Risks Related to Government Regulation

We are subject to an extensive and highly-evolving regulatory landscape, and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our brand, reputation, business, operating results, and financial condition.

Risks Related to Intellectual Property

Our intellectual property rights are valuable, and any inability to protect them could adversely impact our business, operating results, and financial condition.

Our business depends in large part on our proprietary technology and our brand. We rely on, and expect to continue to rely on, a combination of trademark, trade dress, domain name, copyright, and trade secret and laws, as well as confidentiality and license agreements with our employees, contractors, consultants, and third parties with whom we have relationships, to establish and protect our brand and other intellectual property rights. Our efforts to protect our intellectual property rights may not be sufficient or effective. Our proprietary technology and trade secrets could be lost through misappropriation or breach of our confidentiality and license agreements, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. There can be no assurance that our intellectual property rights will be sufficient to protect against others offering products, services, or technologies that are substantially similar to ours and that compete with our business.

As we grow, we will seek to obtain and protect our intellectual property rights in an increasing number of countries, a process that can be expensive and may not always be successful. For example, the U.S. Patent and Trademark Office and various foreign governmental intellectual property agencies require compliance with a number of procedural requirements to complete the trademark application process and to maintain issued trademarks, and noncompliance or non-payment could result in abandonment or lapse of a trademark or trademark application, resulting in partial or complete loss of trademark rights in a relevant jurisdiction. Further, intellectual property protection may not be available to us in every country in which our products and services are available. We may also agree to license our intellectual property to third parties as part of various agreements. Those licenses may diminish our ability, though, to counter-assert our intellectual property rights against certain parties that may bring claims against us.

In the future we may be sued by third parties for alleged infringement of their proprietary rights.

In recent years, there has been considerable patent, copyright, trademark, domain name, trade secret and other intellectual property development activity in the crypto economy, as well as litigation, based on allegations of infringement or other violations of intellectual property, including by large financial institutions. Furthermore, individuals and groups can purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. Our use of third-party intellectual property rights also may be subject to claims of infringement or misappropriation.

We cannot guarantee that our internally developed or acquired technologies and content do not or will not infringe the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products or services or using certain technologies, force us to implement expensive work-arounds, or impose other unfavorable terms.

We expect that the occurrence of infringement claims is likely to grow as the digital asset market grows and matures. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources. Further, during the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of BioPower Ordinary Shares may decline. Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, operating results, and financial condition.

Risks Relating to Operating as a Public Company

The requirements of being a public company, including maintaining adequate internal control over our financial and management systems, may strain our resources, divert management’s attention, make us incur increased costs, and affect our ability to attract and retain executive management and qualified board members.

As a public company we incur significant legal, accounting, and other expenses. We are subject to reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the rules subsequently implemented by the SEC, and other applicable securities rules and regulations. Stockholder activism, the current political and social environment, government intervention and regulatory reform, may lead to substantial new regulations and disclosure obligations, which will likely result in additional compliance costs and could impact the manner in which we operate our business in ways we cannot currently anticipate.

Our management team has limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, operating results, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, our finance team is small and we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses. We also expect that being a public company and complying with applicable rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantially higher costs to obtain and maintain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.

Compliance with these rules and regulations may strain our financial and management systems, internal controls, and employees. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control, over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures, and internal control over, financial reporting to meet this standard, significant resources and management oversight may be required. If we encounter material weaknesses or deficiencies in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. Effective internal control is necessary for us to produce reliable financial reports and is important to prevent fraud.

As a public reporting company, we will continue to incur significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

The trading price of BioPower common stock may be volatile, and purchasers of BioPower common stock could incur substantial losses.

Our stock price may be volatile. The stock market in general and the market for cryptocurrency and blockchain technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their shares of BioPower common stock at or above the price paid for the shares. The market price for BioPower common stock may be influenced by many factors, including:

●	actual or anticipated variations in our operating results;

●	changes in financial estimates by us or by any securities analysts who might cover our stock;

●	conditions or trends in our industry;

●	changes as a result of the COVID-19 pandemic, or similar macroeconomic events;

●	stock market price and volume fluctuations of comparable companies and in particular those that operate in the cryptocurrency and digital asset industry;

●	announcements by us or our competitors of new product or service offerings, significant acquisitions, strategic partnerships, or divestitures;

●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

●	capital commitments;

●	investors’ general perception of our company and our business;

●	recruitment or departure of key personnel; and

●	sales of BioPower common stock, including sales by our directors and officers or specific stockholders.

In addition, in the past, stockholders have initiated class action lawsuits against technology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

Future sales of BioPower common stock, or the perception that such sales may occur, could depress our stock price.

As of September 3, 2021, there are 45,000,000 shares BioPower common stock outstanding. Sales by us or our shareholders, particularly our executives, of a substantial number of shares of BioPower common stock in the public market, or the perception that these sales might occur, could cause the market price of BioPower common stock to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities.

General Risk Factors

Adverse economic conditions may adversely affect our business.

Our performance is subject to general economic conditions. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity declined resulting in lower consumption rates, restricted credit, reduced profitability, weaknesses in financial markets, bankruptcies, and overall uncertainty with respect to the economy. The impact of general economic conditions on the crypto economy is highly uncertain and dependent on a variety of factors, including market adoption of tokens, cryptocurrencies and other digital assets, global trends in the crypto and blockchain economy, central bank monetary policies, and other events beyond our control. Geopolitical developments, such as trade wars and foreign exchange limitations can also increase the severity and levels of unpredictability globally and increase the volatility of global financial and crypto asset markets. To the extent that conditions in the general economic and digital asset markets materially deteriorate, our ability to attract and retain customers may suffer.

We may be adversely affected by natural disasters, pandemics, and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters or other catastrophic events may also cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are subject to interruption by natural disasters, fire, power shortages, and other events beyond our control.

In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we have adopted have resulted, and could continue to result, in difficulties or changes to our customer support, or create operational or other challenges, any of which could adversely impact our business and operating results.

Further, acts of terrorism, labor activism or unrest, and other geo-political unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our products and services, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results.

We do not maintain insurance sufficient to compensate us for the potentially significant losses that could result from disruptions to our services. Additionally, all the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our business partners’ disaster recovery plans prove to be inadequate. To the extent natural disasters or other catastrophic events concurrently impact data centers we rely on in connection with private key restoration, customers will experience significant delays in withdrawing funds, or in the extreme we may suffer loss of customer funds.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

BioPower’s corporate address is 20801 Biscayne Blvd., Suite 403, Aventura, FL 33180. Other than this mailing address, we do not maintain any physical or other office facilities, and we do not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays $438 monthly for the use of this mailing address, conference room and other services, including telephone reception.

Item 3. Legal Proceedings.

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Our Common Stock

Our Common Stock is not traded on any exchange but is currently available for trading in the over-the-counter market and is quoted on the OTC Pink tier operated by the OTC Markets Group, Inc. under the symbol “BOPO.” Trading in stocks quoted on the OTC Pink is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects.

Over the counter securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, these securities transactions are conducted through a telephone and computer network connecting dealers in stocks. Over the counter issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The SEC also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on certain national exchanges, provided that the current price and volume information with respect to transactions in that security is provided by the applicable exchange or system). The penny stock rules require a broker/dealer, before effecting a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing before effecting the transaction, and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for shares of our common stock. As a result of these rules, investors may find it difficult to sell their shares.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Markets Group. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Fiscal Year 2021	High ($)	Low ($)
Third Quarter	0.30	0.03
Second Quarter	0.07	0.03
First Quarter	0.09	0.01

Fiscal Year 2020	High ($)	Low ($)
Fourth Quarter	0.35	0.15
Third Quarter	0.49	0.10
Second Quarter	0.35	0.05
First Quarter	0.35	0.17

Fiscal Year 2019	High ($)	Low ($)
Fourth Quarter	0.21	0.07
Third Quarter	0.11	0.05
Second Quarter	0.20	0.08
First Quarter	0.20	0.11

On September 1, 2021, the closing price of our common stock as reported by the OTC Markets was $0.0506 per share.

As of September 3, 2021, there were approximately 79 stockholders of record, 45,000,000 shares of our common stock issued and outstanding, and 900,000 shares of our Series C preferred stock issued and outstanding. As of September 3, 2021, there were no shares of our Series A preferred stock issued and outstanding.

Dividends

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. It is the present intention of the Company to retain any earnings for use in its business operations and, accordingly, the Company does not anticipate the board of directors declaring any dividends in the foreseeable future on our common stock. Consequently, you will only realize an economic gain on your investment in our common stock if the price appreciates. You should not purchase our common stock expecting to receive cash dividends. Since we do not anticipate paying dividends, and if we are not successful in establishing an orderly public trading market for our shares, then you may not have any manner to liquidate or receive any payment on your investment. Therefore, our failure to pay dividends may cause you to not see any return on your investment even if we are successful in our business operations. In addition, because we may not pay dividends in the foreseeable future, we may have trouble raising additional funds which could affect our ability to expand our business operations.

Securities authorized for issuance under equity compensation plans

We do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On September [2], 2021, pursuant to the terms of the APA, the Company issued to the Sellers an aggregate of 900,000 shares of Series C preferred stock, representing 100% of the authorized shares of Series C preferred stock. No other unregistered securities have been sold since December 1, 2016.

The above issuance was made pursuant to an exemption from registration as set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended November 30, 2020, and 2019.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto included in this Annual Report on Form 10-K. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of many factors, including, those set forth in this Annual Report on Form 10-K.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this annual report on Form 10-K that are not historical or current facts are “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Overview

BioPower Operations Corporation (“we,” “our,” “BioPower”, or the “Company”) was organized in Nevada on January 5, 2011. Since February 2017, the Company has been a shell company.

HyFi Asset Purchase Agreement

On June 29, 2021, we entered into an Asset Purchase Agreement (the “APA”) with Rafael Ben Shaya, Troy MacDonald, Adam Benchaya, Thomas Perez, Tom Saban and Edouard Pouchoy (collectively, Messrs. Ben Shaya, MacDonald, Benchaya, Perez, Saban and Pouchoy are referred to herein as the “Sellers”).

Pursuant to the terms of the APA, the Company agreed to acquire from the Sellers, and the Sellers agreed to sell to the Company, certain assets comprised of the goodwill, intellectual property, business proprietary know-how and trade secrets, intangible property and other assets of Sellers’ business with respect to HyFi, and any and all rights of Sellers in and to the foregoing (the “Assets”), and certain governance/utility virtual tokens (collectively, the “HyFi Tokens”) expected to be used as a means of payment on the HyFi Platform, as hereinafter defined (the “Acquisition”). The “HyFi Platform” means a decentralized finances (“DeFi”) exchange marketplace using blockchain platform technology. The DeFi principles are based on an ecosystem of financial services utilizing tokenization and non-fungible tokens (“NFTs”) for production, licenses, projects and commodities across vertical and horizontal markets.

In addition, the Sellers agreed to (i) pay to the Company, on the closing date of the Acquisition, $300,000 (the “Cash Consideration”), and (ii) transfer to the Company, on the closing date of the Acquisition, 400,000,000 HyFi Tokens (the “HyFi Token Consideration”). The Company intends to use the Cash Consideration to bring the Company into a fully reporting status with the Securities and Exchange Commission and for public company operating expenses.

Pursuant to the terms of the APA, the Company agreed to file with the State of Nevada the certificate of designation for the Series C preferred stock on or before the date that is 60 calendar days after the closing of the Acquisition. In exchange for the sale of the Assets and the Cash Consideration, the Company agreed to issue to the Sellers an aggregate of 900,000 Series C preferred shares within 30 calendar days after the State of Nevada provides written confirmation of filing of the certificate of designation for the Series C preferred stock.

Pursuant to the terms of the APA, the parties agreed that the Series C preferred stock will have the following terms, among others:

1.	Authorized Shares of Series C Preferred Stock. The number of authorized shares of Series C preferred stock will be 900,000.

2.	Conversion. Subject to the other terms and conditions in the certificate of designation, a Series C preferred stock holder will have the right from time to time and at any time following the date that is one year after the date on the signature page of the certificate of designations to convert each outstanding share of Series C preferred stock into 450 shares of Company common stock. Based on the number of shares of common stock issued and outstanding as of June 29, 2021, if all of the 900,000 shares of Series C preferred stock are issued and subsequently converted, the holders of the converted stock will hold 90% of the issued and outstanding shares of common stock.

3.	Voting. Except as otherwise set forth in the certificate of designation, each share of Series C preferred stock will, on any matter submitted to the holders of Company common stock, or any class thereof, for a vote, vote together with the common stock, or any class thereof, as applicable, as one class on such matter, and each share of Series C preferred stock will have 450 votes.

4.	Dividends. The Series C preferred stock is not entitled to receive dividends or distributions.

The Acquisition closed on June 29, 2021 (the “Closing Date”). On the Closing Date, the Sellers delivered the Cash Consideration and the HyFi Token Consideration.

Series A Preferred Stock Redemption Agreement & Senior Promissory Note

Also on the Closing Date, the Company and China Energy Partners, LLC (“CEP”) entered into a share redemption agreement (the “Redemption Agreement”), dated as of June 29, 2021, pursuant to which the Company redeemed one share of the Company’s Series A preferred stock from CEP (the “Series A Share”). On the Closing Date, as provided in the Redemption Agreement, the Company issued to CEP a senior promissory note (the “Note”) in the principal amount of $1,000,000. The Series A Share will be held in escrow by an attorney designated by CEP (the “Escrow Agent”), and the CEP will designate such Escrow Agent within 30 calendar days after the Closing Date. If an Event of Default (as defined in the Note) occurs under the Note, then the Company will direct the Escrow Agent to release the Series A Share to CEP; provided, however, that CEP will also retain all rights and privileges under the Note (and the Company will remain bound to all obligations under Note) even if the Series A Share is required to be released by the Escrow Agent to CEP as provided in the Redemption Agreement. For the avoidance of doubt, CEP will regain all rights, title, and interest in and to the Series A Share upon the occurrence of an Event of Default under the Note, regardless of the amount of the outstanding balance owed under the Note at the time of the occurrence of an Event of Default under the Note.

As provided in the APA, on June 29, 2021, Robert Kohn resigned as the Company’s Chief Executive Officer. Mr. Kohn remained as a member of the Board of Directors, however. Also on June 29, 2021, the Company appointed the following individuals to serve as members of the Board of Directors: Troy MacDonald (Chairman), Adam Benchaya, and Thomas Perez. As a result, following the closing of the Acquisition, the Company’s Board of Directors consists of the following:

Troy MacDonald (Chairman)

Adam Benchaya

Robert Kohn

Thomas Perez

Also on June 29, 2021, the following individuals were appointed to serve as officers of the Company:

Troy MacDonald, Chief Executive Officer

Robert Kohn, Chief Financial Officer

Adam Benchaya, President and Chief Marketing Officer

HyFi Platform

The HyFi Platform is a proposed decentralized finances (DeFi) exchange marketplace utilizing blockchain technology. The DeFi principles are based on the creation of an innovative ecosystem of financial services accessible to anyone with Internet access.

The HyFi Token will be featured on the HyFi Platform as the governance token. The HyFi Token may also be used as a payment token for transaction fees on the HyFi Platform. The HyFi ecosystem will be built on a combination of tokens to support its economy.

The HyFi economy is being established to advance and accelerate technologies to be funded through the use of our marketplace. Our initial focus will be on renewable energy, environment, agri-food and then other markets globally.

The HyFi Platform will initially focus on two distinct businesses: (1) the NFT Marketplace and (2) the Commodities Trading Marketplace.

(1)	We expect that the HyFi Platform will offer cash flow generating NFTs, on full or fractional ownership basis, in the following major areas and on the following bases:

●	We anticipate that NFTs will be created that will represent up to a 49% ownership interest of a license to a particular geographic market (example: India) or a particular industry market vertical. There will be a subclass of tokens that represent an opportunity for numerous participants to have fractional ownership of, and participation in, the unique one-of-a-kind exclusive license NFT. The NFTs will be tradeable on the commodities section of the HyFi Platform once certain conditions have been met.

●	We also expect that there will be NFTs issued for qualified promising projects related to renewable energy, waste to energy, agricultural and other approved projects.

●	Ownership of technology licenses: We expect that NFTs will represent part or full ownership of technology licenses across many horizontal markets. Each market will include vertical markets such as the green hydrogen industry and its many uses, e.g., electric generation, marine, aviation, transportation and hydrogen fueling station networks. NFTs also will represent part or full ownership of a technology license in a specific geographic territory.

●	Physical projects related to renewable energy, environmental, agricultural and humanitarian causes. NFTs will be issued to represent an opportunity to invest in projects in these categories.

●	Other approved cases. In the future we may consider NFTs in the areas of medicine, space, internet & computing, artificial intelligence, robotics, nanotechnology, precious metals, and/or precious gems, for example.

(2.) The trading of commodities.

●	We expect to have an initial emphasis on renewable energy, waste to energy and agri-foods via tokenized futures blockchain based smart contracts.

●	The trading of certain commodities (e.g., green hydrogen production) will occur in most cases without any physical delivery obligation, and with electronic settlement only. Traders will purchase tokens to participate. In some cases, commodities will be offered with a physical delivery option.

●	Commodity future supply contracts: A futures contract is a legal agreement to buy or sell a particular commodity asset at a predetermined price at a specified time in the future. The seller of the futures contract is taking on the obligation to provide and deliver the underlying commodity at the contract’s expiration date. Futures contracts are available for every category of commodity. Some manufacturers and service providers use futures contracts as part of their budgeting process to normalize expenses and reduce cash flow-related headaches. Manufacturers and service providers that rely on commodities for their production process may take a position in the commodities markets as a way of reducing their risk of financial loss due to a change in price. There are many advantages to futures contracts as a method of participating in the commodities market. We believe that analysis can be easier because it’s a pure play on the underlying commodity.

NFT Marketplace

NFTs are collectible digital assets in which various objects are digitized. Each NFT represents ownership of something inherently distinct and unique, whether it be a physical or a digital item. NFTs cannot be mutually exchanged for one another because each NFT has a specific value based on its unique traits and attributes. When NFTs are sold, the digital version of the object is sold as a unique, blockchain-authenticated collectible.

NFT marketplaces are platforms where NFTs can be stored, displayed, traded and in some cases, created (or “minted”). NFTs cannot be purchased on centralized or decentralized cryptocurrency or other exchanges. Instead, they are listed and traded on online marketplaces that are specially built for NFTs. We expect to launch our NFT Marketplace by the end of September 2021.

NFTs will be created that will represent up to 49% ownership interest of a license to a particular geographic market (e.g., India) or a particular industry market vertical. There will be a subclass of NFTs that represent an opportunity for many participants to have fractional ownership and participation in the unique exclusive license NFT. The HyFi cash flow NFT Marketplace intends to initially list companies in the energy or energy and environment related sectors that will provide license fees from unique license fee contracts for horizontal markets such as territories. As an example, an energy trading company lists on the HyFi Platform that it is willing to pay license fees of 5% annually with a potential bonus based on income for its energy trading license for North America. It is willing to sell up to 49% of its ownership in that license for $250,000,000 minimum and maximum $1,000,000,000 in units of $50,000,000 each to institutional holders. The HyFi Platform will either (1) receive fees for due diligence for each license; listing fees for listing on the HyFi Platform; and other fees associated with this transaction, or (2) do a strategic alliance, charge no fees and have a percentage of the transaction. This decision is up to the applicant.

The cash flow NFT Marketplace also intends to initially accept horizontal marketplace NFTs. As an example, an agriculture company has specific technology licenses for growing protocols for organic and non-pesticides food. The company has operations in Costa Rica and other Central American countries. The company intends to sell up to 49% of its technology licenses for $500,000 minimum to $5,000,000 maximum per country and pay 5% license fees and a potential bonus annually. The HyFi Platform will either (1) receive fees for due diligence for each license; listing fees for listing on the HyFi Platform; and other fees associated with this transaction or (2) do a strategic alliance, charge no fees and have a percentage of the transaction. This decision is up to the applicant.

Once an owner is satisfied with the amount paid for the licenses, they end the sale of the NFT ownership licenses. At that point the NFTs can then become part of the HyFi commodities marketplace where NFT Tokens are traded.

The Company has been in discussions with various companies in energy and energy related sectors and horizontal sectors who are interested in listing their NFTs on the NFT Marketplace. At the same time, we are working with our vendors to build out the NFT Marketplaces. We are also in initial discussions with major investment groups regarding possible joint ventures, licensing or NFT purchases. There can be no assurance that any such discussions will lead to customers or revenue.

Going Concern

Our financial statements accompanying this Annual Report on Form 10-K have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have a minimal operating history and minimal revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues for the immediate future.

There is substantial doubt that we can continue as an ongoing business for the next 12 months unless we obtain additional capital to pay our expenses. We must raise cash from sources other than revenues generated, such as from the proceeds of loans, public or private equity sales, and/or advances from related parties. There is no guarantee that any loans will be received, any equity sales will be made, and/or any related parties will advance funds to us or that such funds will be available on favorable terms.

Plan of Operation

We were dormant from February 2017 to June 29, 2021.

We are working to define the details for the NFT and commodity trading marketplaces. We are focused on completing the technology needs for our September 30, 2021 launch of the NFT marketplace. At the same time, we are also focused on the end of the year completion of the full HyFi Platform, including the commodities marketplace.

The Company has been in discussions with various companies in energy and energy related sectors and horizontal sectors who are interested in listing their NFTs on the Cash Flow NFT Marketplace. At the same time, we are working with our vendors to build out the NFT Marketplaces. We are also in initial discussions with major investment groups regarding possible joint ventures, licensing or NFT purchases. There can be no assurance that any such discussions will lead to customers or revenue.

Limited Operating History; Need for Additional Capital

We cannot guarantee we will be successful in our business operations. We have not generated any revenue since inception. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to the price and cost increases in supplies and services.

If we are unable to meet our needs for cash from either our operations, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated audited financial statements for the fiscal years ended November 30, 2020 and 2019, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(a) Termination of Independent Registered Public Accounting Firm

On August 10, 2021, MaloneBailey, LLP (“MaloneBailey”) was dismissed by the Board from its position as the Company’s independent registered public accounting firm.

MaloneBailey did not issue a report on the Company’s financial statements for the fiscal years ended November 30, 2020 and 2019. MaloneBailey last issued a report on the Company’s financial statements for the fiscal year ended November 30, 2015. That report did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report expressed substantial doubt regarding our ability to continue as a going concern.

Furthermore, during the Company’s two most recent fiscal years and through August 10, 2021, there have been no disagreements with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to MaloneBailey’s satisfaction, would have caused MaloneBailey to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements for such periods.

For the fiscal years ended November 30, 2020 and 2019 and through August 10, 2021, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided MaloneBailey with a copy of the disclosure contained herein, prior to its filing with the SEC, and requested that MaloneBailey furnish the Company a letter addressed to the SEC stating whether or not it agreed with the statements herein and, if not, stating the respects in which it does not agree. MaloneBailey’s letter to the SEC is attached hereto as Exhibit 16.1.

(b) Engagement of New Independent Registered Accounting Firm

On August 10, 2021, the Company’s Board of Directors appointed BF Borgers, C.P.A., P.C. (“Borgers”) as the Company’s new independent registered accounting firm. During the Company’s two most recent fiscal years and through August 10, 2021, neither the Company nor anyone acting on the Company’s behalf consulted Borgers with respect to any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that as of November 30, 2020, our internal control over financial reporting was not effective. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal control over financial reporting and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) complete lack of management of the company from February 2017 until June 2021; and (5) lack of disclosure controls.

Management believes that the material weaknesses set forth above did not have an effect on our financial results because the activity during this period was nominal. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside Directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This Comprehensive Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to applicable rules of the SEC.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the years ended November 30, 2020 and 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following are the officers and directors of the Company as of the date of this report.

Name	Age	Position
Troy MacDonald	51	Chairman of the Board and Chief Executive Officer
Adam Benchaya	34	President, Chief Marketing Officer and Director
Robert D. Kohn	71	Chief Financial Officer and Director
Thomas Perez	29	Director

Troy MacDonald. Since December 2017, Mr. MacDonald has served as Chief Operating Officer of WPP Energy GmbH, a private Swiss renewable energy company (“WPP Energy”), and as Chief Operating Officer and Chief Innovation Officer beginning in 2020. He remains a key contributor and stakeholder in WPP Energy. Prior to December 2017, Mr. MacDonald founded The Monetary Man Inc. in June 2004, Gem of a Diamond in 2012 and Investors Gold Corporation in 2014. Collectively, the three companies focused on precious metals, gems and currency.

Mr. MacDonald is co-founder of HyFi Exchange and is also co-founder and co-architect of the HyFi Platform, WPP Token and HyFi Token. He led the effort to successfully create high level partnerships with exchanges, advisors, developers, investors, community support people and other key ecosystem participants.

While in his role at WPP Energy, Mr. MacDonald successfully procured a Master VORAX waste-to-energy technology 25-year global exclusive distribution license and procured unconventional water electrolysis technology. Mr. MacDonald has built large academic and scientific teams and built and trained a global distributor/reseller network. He has created dozens of corporate partnerships and strategic alliances around the VORAX and W2H2 technologies, including those with multi-billion-dollar companies and large educational institutions.

He is a former four-time national award winner for outstanding business development as a HNW private banker with TD Bank (a top 25 world bank) and national employee of the year with HFC/HSBC. Mr. MacDonald has built multiple successful businesses in the past across a variety of industries. He is also an internationally known numismatist with a 43-year, two generation history in physical currency. The transition into digital currency was a natural challenge for a professional banker and currency expert.

Mr. MacDonald has successfully completed the Harvard Business School Program on “Disruptive Innovation Strategy” and MIT University’s Program on “Blockchain Technology & Business Innovation” and the London School of Economics “Negotiation Programme”. He also studied at Stanford University in the “Energy Innovation & Emerging Technologies Program” and is a graduate of Saint Mary’s University.

Adam Benchaya. Since June 2016, Mr. Benchaya has been the Vice President and Marketing Manager at WPP Energy. Prior to 2016, he served as Vice President of Business Development at WPP Energy. Mr. Benchaya was a key contributor and innovator at WPP Energy. He is the co-founder of HyFi Exchange and is also co-founder and co-architect of the HyFi Platform. He was also a key contributor in the effort to successfully create high level partnerships with exchanges, advisors, developers, investors, community support people and other key ecosystem participants.

Mr. Benchaya is an ambassador for the Benchaya family, which has a long tradition and passion for renewable energy and environmental technology in pursuit of a better and cleaner world.

Robert Kohn. From January 2011 to February 2017, Mr. Kohn served as the CEO, Director and Secretary of the Company. Mr. Kohn has also served as a director and officer of BioPower Corporation of Florida, the Company’s wholly owned subsidiary, since September 2010.

Since February 2017, Mr. Kohn has been Managing Partner of The Asset Acquisition Group. From January 2018 until June 2020, Mr. Kohn served as Chief Financial Officer of WPP Energy GmbH and then Chief Financial Advisor. Mr. Kohn also previously served as a Managing Partner of Nelko Holdings LLC, which was formed for the purpose of evaluating business opportunities; the non-executive Vice Chairman of, consultant to, Clenergen Corporation, an SEC-reporting issuer; Interim Chief Financial Officer of Proteonomix, Inc., a public company involved in stem cell research; Interim CEO and CFO of Global Realty Development Corp. co-founder and CEO of AssetTRADE (n/k/a GoIndustry with approximately 1,200 employees in 21 countries); Chairman, and CEO of Entrade.com, a subsidiary of Entrade, a NYSE-listed company; and President of Entrade, a subsidiary of Exelon Corporation, one of the largest electric utilities in the United States. Mr. Kohn has a B.B.A. in accounting from Fox School of Business, Temple University and is a C.P.A.

Thomas Perez. Mr. Perez is a successful investor and entrepreneur. Prior to joining HyFi in June 2016, Mr. Perez served as V.P. Business Development for WPP Energy, where he focused on market and business development for WPP Energy’s Hydrogen and Waste to Energy product offerings. His duties at WPP Energy also included promoting WPP Token and was an ideas contributor to the HyFi Platform. Previously in a direct sales role, Mr. Perez built a community base of more than 10,000 people spanning across 35 countries.

Mr. Perez is passionate about blockchain technology with six years’ experience in the sector as an investor and promoter, having raised substantial money in the market. He was instrumental in bringing companies successfully into European Markets and in 2016, was called upon as a consultant by Lifevantage Corporation, a Nasdaq-listed company (Nasdaq: LFVN). Mr. Perez also has direct sales experience as an insurance broker for a large French company.

We believe that our officers and directors are well qualified as leaders. In their prior positions they have gained experience in core management skills, such as strategic and financial planning, compliance, risk management, and leadership development. Our officers and directors also have experience serving on boards of directors of other public companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None of our Directors, Executive Officers, promoters or control persons has been involved in any of the following events during the past 10 years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an Executive Officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses;

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, Director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as Exhibit 14.1 to this Annual Report on Form 10-K. You can review our Code of Ethics by accessing our public filings on the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Board and Committee Meetings

Our Board of Directors currently consists of four members. The Board of Directors held no formal meetings during the year ended November 30, 2020.

Number and Terms of Office of Officers and Directors

Our officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate.

Nomination Process

During the year ended November 30, 2020, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any Director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board of Directors considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our Board of Directors, they may do so by sending communications to the President of our Company at the address on the cover of this Comprehensive Annual Report on Form 10-K.

Board Committees and Director Independence

Our common stock is quoted on the OTC Pink under the symbol “BOPO.” Under the rules of the OTC Pink, we are not required to maintain a majority of independent directors on our Board of Directors and we are not required to establish committees of the Board of Directors consisting of independent directors. We do not currently have any Board committees. Under applicable NYSE American rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. Our Board of Directors has determined in its business judgment that none of its current Board members qualifies as independent within the meaning of the NYSE American rules for U.S. Companies, the Sarbanes-Oxley Act and related SEC rules.

Audit Committee Financial Expert

Our Board of Directors does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Limitation on Liability and Indemnification of Officers and Directors

Our bylaws provide that our directors and officers to the maximum extent permitted by the Nevada General Corporation Law and as set forth in the Articles of Incorporation. These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

The Board’s Role in Risk Oversight

Although our management is primarily responsible for managing our risk exposure on a daily basis, our Board of Directors oversees the risk management processes. Our Board, as a whole, determines the appropriate level of risk for our Company, assesses the specific risks that we face, and reviews management’s strategies for adequately mitigating and managing the identified risks. Although our Board administers this risk management oversight function, our audit committee supports our Board in discharging its oversight duties and addresses risks inherent in its area.

Item 11. Executive Compensation

The following is a summary of the compensation we accrued for our executive officers, for the fiscal years ended November 30, 2020, 2019 and 2018.

2020 Summary Compensation Table

Name and Position(s)	Year	Salary($)	Bonus($)	Total Compensation

Robert D. Kohn	2020	$0	$0	$0

Chief Financial Officer and	2019	$0	$0	$0
Former Chief Executive Officer (1)	2018	$0	$0	$0

(1)	Mr. Kohn ceased to be Chief Executive Officer on June 29, 2021 in connection with the Acquisition. Mr. Kohn retained his position as Chief Financial Officer, however. On June 29, 2021, Troy MacDonald was appointed as Chief Executive Officer, and Adam Benchaya was appointed as President and Chief Marketing Officer.

During the fiscal years ended November 30, 2020, 2019 and 2018, there were no arrangements or plans in which we provided cash or equity compensation, or pension, retirement or similar benefits for our Executive Officers, and we did not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation was or may be paid to our Directors or Executive Officers.

In connection with Mr. Kohn’s appointment as Chief Financial Officer in June 2021, the Company and Mr. Kohn entered into an Employment Agreement (the “Employment Agreement”) dated June 29, 2021. Pursuant to the terms of the Employment Agreement, Mr. Kohn agreed to serve as the Company’s Chief Financial Officer for an initial term expiring on June 16, 2022, with automatic one-year renewals. In exchange for Mr. Kohn’s services, the Company agreed to pay Mr. Kohn an annual base salary of $150,000, which amount will be accrued starting September 29, 2021. If the Company raises $5 million or more, then Mr. Kohn’s base salary will commence immediately and the Company will pay all accrued salary owed immediately.

Pursuant to the terms of the Employment Agreement, the Company has the right to terminate Mr. Kohn’s employment for cause upon 14 days’ written notice. In the event Mr. Kohn’s employment is terminated for cause, the Company will pay to Mr. Kohn any unpaid base salary and any other payment required by law through the date of termination, and no bonus, incentive and option shares will be payable in the event of termination within one year of the date of the Employment Agreement. Upon one year completion of an employment term all bonuses, incentives and stock options will remain deliverable and payable as stipulated in the Employment Agreement shall be deemed earned and all unpaid salaries and bonuses shall be paid.

In addition, the Company has the right to terminate Mr. Kohn’s employment upon 14 days’ notice to Mr. Kohn. In the event Mr. Kohn’s employment is not terminated for cause, the Company will pay to Mr. Kohn any unpaid base salary and any other payment required until the end of the Employment Agreement, including any bonus, incentive and option shares. All bonuses, payables and stock options shall remain deliverable and payable as stipulated in the Employment Agreement and shall be deemed earned and all unpaid salaries and bonuses shall be paid.

Grants of Plan-Based Awards

There were no grants of plan-based awards during the years ended November 30, 2020 or 2019.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the years ended November 30, 2020 or 2019.

Option Exercises and Stock Vested

During our fiscal years ended November 30, 2020 and 2019, there were no options exercised by our named executive officer.

Compensation of Directors

We do not have any agreements for compensating our Directors for their services in their capacities as Directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for our Directors or Executive Officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our Directors or Executive Officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information concerning beneficial ownership of our common stock as of September 3, 2021 by:

●	each stockholder, or group of affiliated stockholders, who owns more than 5% of our outstanding capital stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of September 3, 2021 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of September 3, 2021 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Named Executive Officers and Directors:
Troy MacDonald	—	(2)	0.0%
Robert D. Kohn	7,843,560	(3)	17.4%
Adam Benchaya	—	(4)	0.0%
Thomas Perez	—	(5)	0.0%
All officers and directors as a group (4 persons)	7,843,560		17.4%
Other 5% Stockholders:
Rafael Ben Shaya	—	(6)	—%
Riskless Partners, LLLP PO Box 600806 North Miami, Fl. 33160	5,805,000	(7)	12.9%
Richard Reiner 1310 Monk Rd. Gladwyne, PA 19035	4,098,617		9.1%
Robert Reiner PO Box 811118 Boca Raton, FL 33481-1118	4,110,000		9.1%

(1)	The percent of class is based on the total number of common shares outstanding of 45,000,000 as of September 3, 2021.

(2)	Mr. MacDonald owns 205,000 Series C convertible preferred shares. The Series C convertible preferred shares can be converted at any time after June 29, 2022 at a conversion rate of 450 shares of common stock for each share of Series C convertible preferred shares.

(3)	In addition to Mr. Kohn’s common stock ownership, China Energy Partners, LLC (“CEP”), an entity 50% owned by Mr. Kohn, owns one share of Series A preferred stock, representing 100% of the shares of Series A preferred stock outstanding. The share of Series A preferred stock entitles CEP to vote 50.1% of the issued and outstanding shares of the Company on all matters presented to the Company’s stockholders for approval. On June 29, 2021, the Company and CEP entered into a Redemption Agreement, dated as of June 29, 2021, pursuant to which the Company redeemed the share of Series A preferred stock from CEP. On June 29, 2021, as provided in the Redemption Agreement, the Company issued to CEP a senior promissory note (the “Note”) in the principal amount of $1,000,000. The share of Series A preferred stock will be held in escrow. If an Event of Default (as defined in the Note) occurs under the Note, then the Company will direct the escrow agent to release the share of Series A preferred stock to CEP; provided, however, that CEP will also retain all rights and privileges under the Note (and the Company will remain bound to all obligations under Note). For the avoidance of doubt, CEP will regain all rights, title, and interest in and to the share of Series A preferred stock upon the occurrence of an Event of Default under the Note, regardless of the amount of the outstanding balance owed under the Note at the time of the occurrence of an Event of Default under the Note.

(4)	Mr. Benchaya owns 205,000 Series C convertible preferred shares. The Series C convertible preferred shares can be converted at any time after June 29, 2022 at a conversion rate of 450 shares of common stock for each share Series C convertible preferred shares.

(5)	Mr. Perez owns 45,000 Series C convertible preferred shares. The Series C convertible preferred shares can be converted at any time after June 29, 2022 at a conversion rate of 450 shares of common stock for each share Series C convertible preferred shares.

(6)	Mr. Ben Shaya owns 400,000 Series C convertible preferred shares. The Series C convertible preferred shares can be converted at any time after June 29, 2022 at a conversion rate of 450 shares of common stock for each share Series C convertible preferred shares.

(7)	Bonnie Nelson is the sole managing member of Riskless Partners, LLLP, and has sole voting and dispositive power over the shares held by Riskless Partners, LLLP. Ms. Nelson was a member of the Company’s board of directors until her resignation on June 30, 2021.

In addition, Ms. Nelson owns 50% of CEP, which owns one share of Series A preferred stock, representing 100% of the shares of Series A preferred stock outstanding. The share of Series A preferred stock entitles CEP to vote 50.1% of the issued and outstanding shares of the Company on all matters presented to the Company’s stockholders for approval. On June 29, 2021, the Company and CEP entered into a Redemption Agreement, dated as of June 29, 2021, pursuant to which the Company redeemed the share of Series A preferred stock from CEP. On June 29, 2021, as provided in the Redemption Agreement, the Company issued to CEP a senior promissory note (the “Note”) in the principal amount of $1,000,000. The share of Series A preferred stock will be held in escrow. If an Event of Default (as defined in the Note) occurs under the Note, then the Company will direct the escrow agent to release the share of Series A preferred stock to CEP; provided, however, that CEP will also retain all rights and privileges under the Note (and the Company will remain bound to all obligations under Note). For the avoidance of doubt, CEP will regain all rights, title, and interest in and to the share of Series A preferred stock upon the occurrence of an Event of Default under the Note, regardless of the amount of the outstanding balance owed under the Note at the time of the occurrence of an Event of Default under the Note.

Securities Authorized for Issuance under Equity Compensation Plan

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Since December 1, 2016, there have been no transactions nor are there any proposed transactions in which any of our directors or nominees, executive officers, or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

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

Director Independence

We currently have no independent directors.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the fiscal years ended November 30, 2020, 2019 and 2018 for (i) professional services rendered by MaloneBailey, our former principal accountant for the audit of our annual financial statements and review of financial statements included in Form 10-Q (“Audit Fees”), (ii) assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and not reportable under Audit Fees (the “Audit Related Fees”), (iii) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”) were:

Fiscal Year Ended November 30,
	2020	2019	2018
Audit Fees	$—	$—	$—
Audit-Related Fees	—	—	—
Tax Fees	—	—	—
All Other Fees	—	—	—
Total	$—	$—	$—

Pre-Approval Policy

The Board of Directors reviews and approves the audit and non-audit services to be provided by our independent registered public accounting firm during the fiscal year, considers the effect that performing those services might have on audit independence and approves management’s engagement of our independent registered public accounting firm to perform those services. The Board of Directors reserves the right to appoint a different independent registered public accounting firm at any time during the fiscal year if the Board of Directors believes that a change is in the best interest of the Company and our stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Number	Description

3.1	Articles of Incorporation	Previously filed(1)

3.1(a)	Amendment to Articles of Incorporation	Previously filed(1)

3.1(b)	Certificate of Designation of the Rights, Preferences and Privileges Of Series A Preferred Stock of BioPower Operations Corporation	Previously filed(1)

3.1(c)	Certificate of designations for Series C preferred stock.	Filed herewith

3.2	Bylaws	Previously filed(1)

4.1	Specimen of Stock Certificate	Previously filed(1)

10.1	Employment Agreement between Robert Kohn and the Company dated January 5, 2011.	Previously filed(1)

10.2	Demand Note, dated November 30, 2010, issued to Mr. Robert Kohn	Previously filed (4)

10.3	Demand Note, dated November 30, 2010, issued to Ms. Bonnie Nelson	Previously filed (4)

10.4	Dale Shepherd, President of BioPower, Loan Agreement dated February 22, 2012

10.5	Asset Purchase Agreement dated June 29, 2021 by and among BioPower Operations Corporation and Rafael Ben Shaya, Troy MacDonald, Adam Benchaya, Thomas Perez, Tom Saban and Edouard Pouchoy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2021).

10.6	Share Redemption Agreement dated as of June 29, 2021 by and between the registrant and China Energy Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2021).

10.7	Senior Promissory Note, dated June 29, 2021, issued by the registrant to China Energy Partners, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2021).

10.8	Employment Agreement dated June 29, 2021 by and between the registrant and Robert Kohn (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2021).

14.1	Code of Ethics adopted September 1, 2021.	Filed herewith

16.1	Letter dated August 31, 2021 from MaloneBailey LLP to the SEC.	Filed herewith

21.1	List of Subsidiaries	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T	Filed herewith

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-172139) filed with the SEC on February 09, 2011.

(2)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated March 16, 2011.
(3)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated April 8, 2011.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated April 29, 2011.
(5)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated May 18, 2011.
(6)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated July 21, 2011.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 17, 2012.

Item 16. 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on September 3, 2021, by the undersigned thereunto duly authorized.

BioPower Operations Corporation

/s/ Troy MacDonald
Troy MacDonald
Chief Executive Officer
(principal executive officer)

/s/ Robert D. Kohn
Robert D. Kohn
Chief Financial Officer
(principal financial officer and principal accounting officer)

POWER OF ATTORNEY

The registrant and each person whose signature appears below hereby appoint Troy MacDonald and Robert D. Kohn, and each of them, as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report on Form 10-K, which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Troy MacDonald	Chairman and Chief Executive Officer	September 3, 2021
Troy MacDonald	(principal executive officer)

/s/ Robert D. Kohn	Chief Financial Officer and Director	September 3, 2021
Robert D. Kohn	(principal financial officer and principal accounting officer)

/s/ Adam Benchaya	President, Chief Marketing Officer and Director	September 3, 2021
Adam Benchaya

/s/ Thomas Perez	Director	September 3, 2021
Thomas Perez

BIOPOWER OPERATIONS CORPORATION

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of BioPower Operations Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioPower Operations Corporation as of November 30, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

September 3, 2021

BioPower Operations Corporation and Subsidiaries

Consolidated Balance Sheets

	November 30,	November 30,
	2020	2019

Assets
Current assets
Cash	$-	$-
Total assets	$-	$-

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	406,202	361,213
Accounts payable and accrued expenses - related party	1,545,751	1,460,995
Notes payable	130,671	130,671
Convertible debt	368,031	368,031
Convertible debt - related parties,	399,448	399,448
Notes payable	193,667	193,667
Notes payable - related parties	1,320,700	1,320,700
Total current liabilities	4,364,469	4,234,724

Commitments and Contingencies (Note 9)	-	-

Stockholders’ deficit
Preferred stock, $1.00 par value: 10,000 authorized, 1 share issued and outstanding on November 30, 2020 and November 30, 2019, respectively	1	1
Common stock, $0.0001 par value: 100,000,000 authorized; 43,107,680 and 43,107,680 issued and outstanding on November 30, 2020 and November 30, 2019, respectively	4,312	4,312
Additional paid-in capital	4,746,884	4,746,884
Accumulated deficit	(9,115,666)	(8,985,921)
Total stockholders’ deficit	(4,364,469)	(4,234,724)
Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Operations

	For the years ended
	November 30,
	2020	2019
Revenue	$-	$-

Operating expenses
Selling, general and administrative expenses	-	-
Total operating expenses	-	-

Loss from operations	-	-

Other expenses
Interest expense	(44,990)	(44,990)
Interest expense -related party	(84,755)	(84,755)
Total other expenses	(129,745)	(129,745)

Net loss	$(129,745)	$(129,745)

Net loss per common share: basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding: basic and diluted	43,107,680	43,107,680

The accompanying notes are an integral part of these consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended
	November 30,
	2020	2019
Cash flows from operating activities
Net loss	(129,745)	(129,745)
Adjustments to reconcile net loss to net Changes in operating assets and liabilities
Accounts payable and accrued expenses	44,990	44,990
Accounts payable and accrued expenses - related party	84,755	84,755
Net cash used in operating activities	-	-

Net increase in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended November 30, 2020 and 2019

	Preferred Stock		Common Stock		Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance November 30, 2018	1	1	43,107,680	$4,312	$4,746,884	$(8,856,176)	$(4,104,979)
Net loss, for the year ended November 30, 2019	-	-	-	-	-	(129,745)	(129,745)
Balance November 30, 2019	1	$1	43,107,680	$4,312	$4,746,884	$(8,985,921)	$(4,234,724)
Net loss, for the year ended November 30, 2020	-	-	-	-	-	(129,745)	(129,745)
Balance November 30, 2020	-	$-	43,107,680	$4,312	$4,746,884	$(9,115,666)	$(4,364,469)

The accompanying notes are an integral part of these consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

Audited

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

On January 6, 2011, we acquired 100% of BioPower Corporation (“BC”), a Florida corporation incorporated on September 13, 2010, by our then-CEO and Director contributing 100% of the outstanding shares to the Company. As a result, BC became a wholly owned subsidiary of the Company.

On May 12, 2012 the Company formed FTZ Energy Exchange Inc., a wholly owned subsidiary, for the future development of an energy exchange. On June 7, 2012, the Company’s then-Chief Executive Officer contributed 100% of his member interest in FTZ Exchange, LLC (“FTZ”), a wholly owned subsidiary, to the Company for no consideration. FTZ is a licensing company that licenses business know-how and technology to build transaction fee-based exchanges for the sale of products and services in vertical markets.

On August 2, 2012, the Company formed Agribopo, Inc., a wholly owned subsidiary for the development of biomass related projects. On November 27, 2012, the Company entered into a non-exclusive global license with Advanced Green Technologies, LLC to convert biomass wastes from animals, humans and cellulosic biomass to cellulosic ethanol, fertilizer and other derivative products.

On October 24, 2014, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Green3Power Holdings Company (“G3P”) to acquire G3P and its wholly owned subsidiaries, Green3Power Operations Inc. (“G3P OPS”) and Green3Power International Company (“G3PI”) through a stock-for-stock exchange (the “Exchange”). Following entry into the Exchange Agreement, we conducted all of our operations, which primarily consisted of the development of waste-to-energy projects and services, including design, permitting, equipment procurement, construction management, operation of the intended facilities and maintenance of such facilities, through G3P.

By October 24, 2016, G3P had failed to meet the provisions of the Exchange Agreement that would allow G3P to take over control of the Company. As a result, the Company’s Board of Directors tried to come to an arrangement to separate BioPower from its subsidiaries, but in the end, decided that it would be in the best interests of the Company’s shareholders to move forward looking for a new acquisition. From October 24, 2016 until February 2017, the Company continued project development of waste-to-energy projects with extremely limited funds. In February 2017, the Company ceased all operations. At that time, we became a shell company.

In 2019, we entered into a memorandum of understanding with WPP Energy GmbH and China Energy Partners, but after exhausting all efforts we were unable to negotiate a definitive agreement or close the transaction

On June 29, 2021, we entered into an Asset Purchase Agreement (the “APA”) with Rafael Ben Shaya, Troy MacDonald, Adam Benchaya, Thomas Perez, Tom Saban and Edouard Pouchoy (collectively, Messrs. Ben Shaya, MacDonald, Benchaya, Perez, Saban and Pouchoy are referred to herein as the “Sellers”).

Pursuant to the terms of the APA, the Company agreed to acquire from the Sellers, and the Sellers agreed to sell to the Company, certain assets comprised of the goodwill, intellectual property, business proprietary know-how and trade secrets, intangible property and other assets of Sellers’ business with respect to HyFi, and any and all rights of Sellers in and to the foregoing (the “Assets”), and certain governance/utility virtual tokens (collectively, the “HyFi Tokens”) expected to be used as a means of payment on the HyFi Platform, as hereinafter defined (the “Acquisition”). The “HyFi Platform” means a decentralized finances (“DeFi”) exchange marketplace using blockchain platform technology. The DeFi principles are based on an ecosystem of financial services utilizing tokenization and non-fungible tokens (“NFTs”) for production, licenses, projects and commodities across vertical and horizontal markets.

In addition, the Sellers agreed to (i) pay to the Company, on the closing date of the Acquisition, $300,000 (the “Cash Consideration”), and (ii) transfer to the Company, on the closing date of the Acquisition, 400,000,000 HyFi Tokens (the “HyFi Token Consideration”). The Company intends to use the Cash Consideration to bring the Company into a fully reporting status with the Securities and Exchange Commission and for public company operating expenses.

Pursuant to the terms of the APA, the Company agreed to file with the State of Nevada the certificate of designation for the Series C preferred stock on or before the date that is 60 calendar days after the closing of the Acquisition. In exchange for the sale of the Assets and the Cash Consideration, the Company agreed to issue to the Sellers an aggregate of 900,000 Series C preferred shares within 30 calendar days after the State of Nevada provides written confirmation of filing of the certificate of designation for the Series C preferred stock.

Pursuant to the terms of the APA, the parties agreed that the Series C preferred stock will have the following terms, among others:

1.	Authorized Shares of Series C Preferred Stock. The number of authorized shares of Series C preferred stock will be 900,000.

2.	Conversion. Subject to the other terms and conditions in the certificate of designation, a Series C preferred stock holder will have the right from time to time and at any time following the date that is one year after the date on the signature page of the certificate of designations to convert each outstanding share of Series C preferred stock into 450 shares of Company common stock. Based on the number of shares of common stock issued and outstanding as of June 29, 2021, if all of the 900,000 shares of Series C preferred stock are issued and subsequently converted, the holders of the converted stock will hold 90% of the issued and outstanding shares of common stock.

3.	Voting. Except as otherwise set forth in the certificate of designation, each share of Series C preferred stock will, on any matter submitted to the holders of Company common stock, or any class thereof, for a vote, vote together with the common stock, or any class thereof, as applicable, as one class on such matter, and each share of Series C preferred stock will have 450 votes.

4.	Dividends. The Series C preferred stock is not entitled to receive dividends or distributions.

The Acquisition closed on June 29, 2021 (the “Closing Date”). On the Closing Date, the Sellers delivered the Cash Consideration and the HyFi Token Consideration.

Series A Preferred Stock Redemption Agreement & Senior Promissory Note

Also on the Closing Date, the Company and China Energy Partners, LLC (“CEP”) entered into a share redemption agreement (the “Redemption Agreement”), dated as of June 29, 2021, pursuant to which the Company redeemed one share of the Company’s Series A preferred stock from CEP (the “Series A Share”). On the Closing Date, as provided in the Redemption Agreement, the Company issued to CEP a senior promissory note (the “Note”) in the principal amount of $1,000,000. The Series A Share will be held in escrow by an attorney designated by CEP (the “Escrow Agent”), and the CEP will designate such Escrow Agent within 30 calendar days after the Closing Date. If an Event of Default (as defined in the Note) occurs under the Note, then the Company will direct the Escrow Agent to release the Series A Share to CEP; provided, however, that CEP will also retain all rights and privileges under the Note (and the Company will remain bound to all obligations under Note) even if the Series A Share is required to be released by the Escrow Agent to CEP as provided in the Redemption Agreement. For the avoidance of doubt, CEP will regain all rights, title, and interest in and to the Series A Share upon the occurrence of an Event of Default under the Note, regardless of the amount of the outstanding balance owed under the Note at the time of the occurrence of an Event of Default under the Note.

Note 2 Summary of Significant Accounting Policies

Principles of Consolidation

All inter-company accounts and transactions have been eliminated in consolidation

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of November 30, 2020 the company had a working capital deficit of $4,364,469 and negative shareholders’ equity of $4,364,469.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the year ended November 30, 2020 the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On November 30, 2020, and November 30, 2019, the Company’s cash equivalents totaled $-0- and $-0- respectively.

Income taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company assesses the validity of its conclusions regarding uncertain tax positions quarterly to determine if facts or circumstances have arisen that might cause it to change its judgment regarding the likelihood of a tax position’s sustainability under audit.

Stock-based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard.

We intend to adopt ASC 842 on July 1, 2020. The adoption of this guidance is not expected to have any impact on our financial statements.

Stockholders’ Equity

The Company has authorized 100,000,000 shares of Common Stock with a par value of $0.0001 and 10,000 shares of Preferred Stock with a par value of $1.00. As of November 30, 2020, and November 30, 2019, respectively, there were 43,107,680 shares of Common Stock issued and outstanding, and 1 shares of Preferred Stock issued and outstanding, respectively.

Note 3. Notes Payable and Convertible Debt

Notes payable consists of the following:

	Balance	Interest Rate	Maturity
Demand loans	$551,167	4% to 8%	Various
Reclassification of accrued compensation to notes payable	143,031	8%	December 1, 2017
Balance – November 30, 2020 and 2019	$694,198

As of November 30, 2020 and November 30, 2019 all loans are past due and in default.

On July 27, 2016, the Company entered into demand loan agreements with a third-party investor totaling $193,667 at 4% interest, Payable upon demand.

Between October 28, 2011 and January 7, 2012, the Company issued a total of $70,000 notes payable. Interest on note is payable at 4%. Tied to loan agreement. Interest on loan is payable at 4% The loan shall be payable on May 31, 2012. The lender may elect to convert the loan before maturity at a conversion price of $0.25 per share. The Loans and currently past due.

On December 3 2013, the Company entered into convertible debt agreements with a third-party investor totaling $62,500 at 8% interest, Payable upon demand. The debt is convertible into common shares of stock at a conversion price of $0.10 per share. As of November 30, 2020 and 2019 the note is currently in default. The notes are convertible into common share at a price of $0.10 per share for any amount up to 50% of original amount of notes.

On July 30 2015, the Company entered into convertible debt agreements with a third-party investor totaling $200,000 at 8% interest, due on December 31, 2015. The debt is convertible into common shares of stock at a conversion price of $0.15 per share. As of November 30, 2020 and 2019 the note is currently in default.

On May 23, 2016, the Company entered into convertible debt agreements with a third-party investor totaling $25,000 at 8% interest, due on May 23, 2018. The debt is convertible into common shares of stock at a conversion price of $0.10 per share. As of November 30, 2020 and 2019 the note is currently in default.

On July 30, 2015, the Company entered into convertible debt agreements with a third party investor totaling $15,000 at 8% interest, due on May 23, 2018. The debt is convertible into common shares of stock at a conversion price of $.15 per share. As of November 30, 2020 and 2019 the note is currently in default.

Between December 3, 2014 and July 28, 2015, the Company issued a total of $113,031 notes payable. Interest on note is payable at 8%. The loans were due prior to December 31, 2015 and are currently past due.

Accrued interest on notes payable and convertible debt at November 30, 2020 and November 30, 2019 amounted to $230,080 and $185,090 respectively, which is included as a component of accounts payable and accrued expenses.

Interest expense on notes payable and convertible debt with third parties amounted to $44,990 and $44,990 for the year ended November 31. 2020 and November 30, 2019 respectively.

Note 4. Related Party Transactions

On May 27, 2016 the Chief Executive Officer agreed to reduce his accrued compensation by $206,250 as a contribution to additional paid in capital. He also agreed to reclassify $874,000 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid accrued compensation will be paid with an amount decided by the Board. On June 1, 2016 he agreed to reduce his accrued compensation by $25,000 as a contribution to additional paid in capital. He also agreed to reduce his long term note by $214,000 as a contribution to additional paid in capital. As the Company was not funded prior to December 1, 2016 the Board of Directors reversed the contribution of accrued salaries. As of November 30, 2020 and 2019, the Chief Executive Officer is owed $445,250 and $445,250, respectively, of accrued compensation. As of November 30, 2020 and 2019, the Chief Executive Officer is owed $920,514 and $886,159, respectively, of notes payable and accrued interest.

On May 27, 2016 the Director of Strategy agreed to reduce her accrued compensation by $206,250 as a contribution to additional paid in capital. She also agreed to reclassify $669,582 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid accrued compensation will be paid with an amount decided by the Board. On June 1, 2016 she agreed to reduce her accrued compensation by $225,000 as a contribution to additional paid in capital. She also agreed to reduce her long term note by $9,583 as a contribution to additional paid in capital. As the Company was not funded prior to December 1, 2016 the Board of Directors reversed the contribution of accrued salaries. As of November 30, 2020 and 2019, the Director is owed a total of $440,833 and $440,833, respectively, of accrued compensation. As of November 30, 2020 and 2019, the Director is owed a total of $853,392 and $822,992, respectively, of notes payable and accrued interest.

As of November 30, 2016 a related party investor advanced a total of $99,448 due on or before June 15, 2016. Pursuant to the agreement, the investor is allowed to convert 100% of the debt at a share price of $0.15. As of November 30, 2020 and 2019 the note is currently in default.

In March, 2016 the Chief Operating Officer made a loan of $100,000, bearing interest at 8% due on or before March 2, 2018. Pursuant to the agreement, the investor is allowed to convert 100% of the debt on the maturity date at a share price of $0.15. The company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on March 2, 2016 was $0.10 per share and accordingly deemed to have no Beneficial Conversion Factor. On May 18, 2016 the Officer loaned an additional $50,000 with conversion rights at $0.10 per share. Therefore, effective May 18, 2016, $50,000 of the officers’ note payable had conversion rights of $0.10 per share. The company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on May 18, 2016 was $0.10 per share and accordingly deemed to have no Beneficial Conversion Factor. On May 23, 2016, a third-party investor loaned the company $25,000 with conversion rights at $0.10 per share. Therefore, effective May 23, 2016, an additional $25,000 of the officers’ $100,000 note payable had conversion rights of $0.10 per share. The company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on May 18, 2016 was $0.10 per share and accordingly deemed to have no Beneficial Conversion Factor. As of November 30, 2020 and 2019 the note is currently in default.

In May, 2016 the Chief Operating Officer made a loan of $50,000, bearing interest at 8% due on or before May 18, 2018. The debt is convertible into common shares of stock at a conversion price of $0.10 per share. As of November 30, 2020 and 2019 the note is currently in default.

In July, 2016 the Chief Operating Officer made a loan of $50,000 as collateral, bearing interest at 8% due on or before July 31, 2018. The debt is convertible into common shares of stock at a conversion price of $0.10 per share. As of November 30, 2020 and 2019 the note is currently in default.

Accrued interest on related party notes payable and convertible debt at November 30, 2020 and November 30, 2019, amounted to $399,398 and $314,642, respectively and is a component of accounts payable and accrued expenses – related parties.

Interest expense on notes payable and convertible debt with related parties amounted to $84,755 and $84,755 for the year ended November 30, 2020 and 2019, respectively.

The Company has separated accounts payable and accrued expenses on the balance sheet to reflect amounts due to related parties primarily consisting of officer compensation, health insurance, interest on notes and reimbursable expenses to officers for travel, meals and entertainment, vehicle and other related business expenses.

Note 5. Stockholders’ Deficit

In September, 2016, the Company accepted a common stock subscription for 1,000,000 shares of common stock at $0.10 per share or $100,000.

There are 43,107,680 and 43,107,680 shares issued and outstanding at November 30, 2020 and November 30, 2019, respectively.

Note 6. Commitments and Contingencies

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

Note 7. Subsequent Events

On June 29, 2021, we entered into an Asset Purchase Agreement (the “APA”) with Rafael Ben Shaya, Troy MacDonald, Adam Benchaya, Thomas Perez, Tom Saban and Edouard Pouchoy (collectively, Messrs. Ben Shaya, MacDonald, Benchaya, Perez, Saban and Pouchoy are referred to herein as the “Sellers”).

Pursuant to the terms of the APA, the Company agreed to acquire from the Sellers, and the Sellers agreed to sell to the Company, certain assets comprised of the goodwill, intellectual property, business proprietary know-how and trade secrets, intangible property and other assets of Sellers’ business with respect to HyFi, and any and all rights of Sellers in and to the foregoing (the “Assets”), and certain governance/utility virtual tokens (collectively, the “HyFi Tokens”) expected to be used as a means of payment on the HyFi Platform, as hereinafter defined (the “Acquisition”). The “HyFi Platform” means a decentralized finances (“DeFi”) exchange marketplace using blockchain platform technology. The DeFi principles are based on an ecosystem of financial services utilizing tokenization and non-fungible tokens (“NFTs”) for production, licenses, projects and commodities across vertical and horizontal markets.

In addition, the Sellers agreed to (i) pay to the Company, on the closing date of the Acquisition, $300,000 (the “Cash Consideration”), and (ii) transfer to the Company, on the closing date of the Acquisition, 400,000,000 HyFi Tokens (the “HyFi Token Consideration”). The Company intends to use the Cash Consideration to bring the Company into a fully reporting status with the Securities and Exchange Commission and for public company operating expenses.

Pursuant to the terms of the APA, the Company agreed to file with the State of Nevada the certificate of designation for the Series C preferred stock on or before the date that is 60 calendar days after the closing of the Acquisition. In exchange for the sale of the Assets and the Cash Consideration, the Company agreed to issue to the Sellers an aggregate of 900,000 Series C preferred shares within 30 calendar days after the State of Nevada provides written confirmation of filing of the certificate of designation for the Series C preferred stock.

Pursuant to the terms of the APA, the parties agreed that the Series C preferred stock will have the following terms, among others:

1.	Authorized Shares of Series C Preferred Stock. The number of authorized shares of Series C preferred stock will be 900,000.

2.	Conversion. Subject to the other terms and conditions in the certificate of designation, a Series C preferred stock holder will have the right from time to time and at any time following the date that is one year after the date on the signature page of the certificate of designations to convert each outstanding share of Series C preferred stock into 450 shares of Company common stock. Based on the number of shares of common stock issued and outstanding as of June 29, 2021, if all of the 900,000 shares of Series C preferred stock are issued and subsequently converted, the holders of the converted stock will hold 90% of the issued and outstanding shares of common stock.

3.	Voting. Except as otherwise set forth in the certificate of designation, each share of Series C preferred stock will, on any matter submitted to the holders of Company common stock, or any class thereof, for a vote, vote together with the common stock, or any class thereof, as applicable, as one class on such matter, and each share of Series C preferred stock will have 450 votes.

4.	Dividends. The Series C preferred stock is not entitled to receive dividends or distributions.

The Acquisition closed on June 29, 2021 (the “Closing Date”). On the Closing Date, the Sellers delivered the Cash Consideration and the HyFi Token Consideration.

Series A Preferred Stock Redemption Agreement & Senior Promissory Note

Also on the Closing Date, the Company and China Energy Partners, LLC (“CEP”) entered into a share redemption agreement (the “Redemption Agreement”), dated as of June 29, 2021, pursuant to which the Company redeemed one share of the Company’s Series A preferred stock from CEP (the “Series A Share”). On the Closing Date, as provided in the Redemption Agreement, the Company issued to CEP a senior promissory note (the “Note”) in the principal amount of $1,000,000. The Series A Share will be held in escrow by an attorney designated by CEP (the “Escrow Agent”), and the CEP will designate such Escrow Agent within 30 calendar days after the Closing Date. If an Event of Default (as defined in the Note) occurs under the Note, then the Company will direct the Escrow Agent to release the Series A Share to CEP; provided, however, that CEP will also retain all rights and privileges under the Note (and the Company will remain bound to all obligations under Note) even if the Series A Share is required to be released by the Escrow Agent to CEP as provided in the Redemption Agreement. For the avoidance of doubt, CEP will regain all rights, title, and interest in and to the Series A Share upon the occurrence of an Event of Default under the Note, regardless of the amount of the outstanding balance owed under the Note at the time of the occurrence of an Event of Default under the Note.

On August 5, 2021 Company did the following share issuances:

The Company issued 50,000 shares of common stock valued at ($0.05 per share) to a consultant.

The Company issued 750,000 shares of common stock valued at ($0.05 per share) to Baruch Halpern for severance compensation.

The Company issued 546,160 shares of common stock valued at ($0.05 per share) to Robert Kohn for partial conversion of accrued compensation.

The Company issued 546,160 shares of common stock valued at ($0.05 per share) to Bonnie Nelson for partial conversion of accrued compensation.

