Form 10-Q
period 2021-02-28
Biopower Operations Corp
filed 2021-09-15
CIK 1510832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file number: 000-53274

BioPower Operations Corporation

(Exact name of registrant as specified in its charter)

Nevada	27-4460232
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20801 Biscayne Blvd., Suite 403 Aventura, FL	33180
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (786) 923-0272

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of September 14, 2021, the registrant had 45,000,000 shares of common stock outstanding.

BIOPOWER OPERATIONS CORPORATION

FORM 10-Q

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BioPower Operations Corporation and Subsidiaries

Consolidated Balance Sheets

	February 28,	November 30,
	2021	2020
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$-	$-
Total assets	$-	$-

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	417,449	406,202
Accounts payable and accrued expenses - related party	1,566,940	1,545,751
Notes payable	130,671	130,671
Convertible debt	368,031	368,031
Convertible debt - related parties,	399,448	399,448
Notes payable	193,667	193,667
Notes payable - related parties	1,320,700	1,320,700
Total current liabilities	4,396,905	4,364,469

Commitments and Contingencies (Note 9)	-	-

Stockholders’ deficit
Preferred stock, $1.00 par value: 10,000 authorized, 1 share issued and outstanding on February 28, 2021 and November 30, 2020, respectively	1	1
Common stock, $0.0001 par value: 100,000,000 authorized; 43,107,680 and 43,107,680 issued and outstanding on February 28, 2021 and November 30, 2020, respectively	4,312	4,312
Additional paid-in capital	4,746,884	4,746,884
Accumulated deficit	(9,148,102)	(9,115,666)
Total stockholders’ deficit	(4,396,905)	(4,364,469)
Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended February 28, 2021 and February 29, 2020

(Unaudited)

	For the Three Months Ended
	February 28,	February 29,
	2021	2020
Revenue	$-	$-

Operating expenses
Selling, general and administrative expenses	-	-
Total operating expenses	-	-

Loss from operations	-	-

Other expenses
Interest expense	(11,247)	(11,247)
Interest expense -related party	(21,189)	(21,189)
Total other expenses	(32,436)	(32,436)

Net loss	$(32,436)	$(32,436)

Net loss per common share: basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding: basic and diluted	43,107,680	43,107,680

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended February 28, 2021 and November 30, 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total

Balance November 30, 2019	1	1	43,107,680	$4,312	$4,746,884	$(8,985,921)	$(4,234,724)
Net loss, for three months ended February 29, 2020	-	-	-	-	-	(32,436)	(32,436)
Balance February 29, 2020	1	$1	43,107,680	$4,312	$4,746,884	$(9,018,357)	$(4,267,160)

Balance November 30, 2020	1	$1	43,107,680	$4,312	$4,746,884	$(9,115,666)	$(4,364,469)
Net loss, for three months ended February 28, 2021	-	-	-	-	-	(32,436)	(32,436)
Balance February 28, 2021	1	$1	43,107,680	$4,312	$4,746,884	$(9,148,102)	$(4,396,905)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended February 28, 2021 and February 29, 2020

(Unaudited)

	For the Three Months Ended
	February 28,	February 29,
	2021	2020
Cash flows from operating activities
Net loss	(32,436)	(32,436)
Adjustments to reconcile net loss to net
Changes in operating assets and liabilities
Accounts payable and accrued expenses	11,247	11,247
Accounts payable and accrued expenses - related party	21,189	21,189
Net cash used in operating activities	-	-

Net increase in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOPOWER OPERATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

On October 24, 2014, the Company executed a Share Exchange Agreement (“SEA”) with Green3Power Holdings Company (“G3P”) to acquire G3P and its wholly-owned subsidiaries, Green3Power Operations Inc., a Delaware corporation (“G3P OPS”), and Green3Power International Company, a Nevis Corporation (“G3PI”). This transaction was a stock for stock exchange (the “Exchange”), which was accounted for as an acquisition and recorded as an expense based on the fair value of the Company’s common stock as of the date of the exchange. Also exchanged was one share of the Company’s Series B, preferred stock, which is convertible into common shares two years from the date of the SEA, if certain milestones are met as required by the SEA. No value was attributed to the preferred share. (See footnote 8. (B)). We conduct all of our operations through G3P and its subsidiaries which are primarily engaged in the development of waste-to-energy projects and services including design, permitting, equipment procurement, construction management and operations and maintenance of the intended facilities. We intend to hold equity interests in the waste-to-energy facilities on a global basis and operate and maintain the facilities. A second business unit is focused on providing waste remediation services globally.

The Company’s fiscal year end is November 30.

On January 6, 2011, we acquired 100% of BioPower Corporation (“BC”), a Florida corporation incorporated on September 13, 2010, by our then-CEO and Director contributing 100% of the outstanding shares to the Company. As a result, BC became a wholly owned subsidiary of the Company.

On May 12, 2012, the Company formed FTZ Energy Exchange Inc., a wholly owned subsidiary, for the future development of an energy exchange. On June 7, 2012, the Company’s then-Chief Executive Officer contributed 100% of his member interest in FTZ Exchange, LLC (“FTZ”), a wholly owned subsidiary, to the Company for no consideration. FTZ is a licensing company that licenses business know-how and technology to build transaction fee-based exchanges for the sale of products and services in vertical markets.

On August 2, 2012, the Company formed Agribopo, Inc., a wholly owned subsidiary, for the development of biomass related projects. On November 27, 2012, the Company entered into a non-exclusive global license with Advanced Green Technologies, LLC to convert biomass wastes from animals, humans and cellulosic biomass to cellulosic ethanol, fertilizer and other derivative products.

On October 24, 2014, the Company entered into the SEA with G3P to acquire G3P and its wholly owned subsidiaries, G3P OPS and G3PI through the Exchange.

By October 24, 2016, G3P had failed to meet the provisions of the SEA that would allow G3P to take over control of the Company. As a result, the Company’s Board of Directors tried to come to an arrangement to separate BioPower from its subsidiaries, but in the end, decided that it would be in the best interests of the Company’s shareholders to move forward looking for a new acquisition. From October 24, 2016 until February 2017, the Company continued project development of waste-to-energy projects with extremely limited funds. In February 2017, the Company ceased all operations. At that time, we became a shell company.

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

Note 2 Summary of Significant Accounting Policies

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at filed as part of the Company’s Annual Report on Form 10-K with the SEC on September 3, 2021.

Principles of Consolidation

All inter-company accounts and transactions have been eliminated in consolidation

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of February 28, 2021, the Company had a working capital deficit of $4,396,905 and stockholders’ deficit of $4,396,905.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

On July 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and the period ended February 28, 2021, the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On February 28, 2021, and November 30, 2020, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

Stock-based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB ASC for disclosure about stock-based compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC Topic 260, “Earnings per Share.” Basic earnings per common share calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard.

We intend to adopt ASC 842 on July 1, 2021. The adoption of this guidance is not expected to have any impact on our financial statements.

Stockholders’ Equity

The Company has authorized 100,000,000 shares of Common Stock with a par value of $0.0001 and 10,000 shares of Preferred Stock with a par value of $1.00. As of February 28, 2021, and November 30, 2020, respectively, there were 43,107,680 shares of Common Stock issued and outstanding and 1 share of Preferred Stock issued and outstanding, respectively.

Note 3. Notes Payable and Convertible Debt

Notes payable consists of the following:

	Balance	Interest Rate	Maturity
Demand loans	$551,167	4% to 8%	Various
Reclassification of accrued compensation to notes payable	143,031	8%	December 1, 2017
Balance – February 28, 2021 and November 30, 2020	$694,198

As of February 28, 2021 and November 30, 2020, all loans are past due and in default.

On July 27, 2016, the Company entered into demand loan agreements with a third party investor totaling $193,667 at 4% interest, payable upon demand.

Between October 28, 2011 and January 7, 2012, the Company issued a total of $70,000 notes payable. Interest on the notes is payable at 4%. Tied to loan agreement Interest on loan is payable at 4% The loans were payable on May 31, 2012. As of February 28, 2021, the loans are past due.

On December 3, 2013, the Company entered into convertible debt agreements with a third party investor totaling $62,500 at 8% interest, payable upon demand. The debt is convertible into common shares of stock at a conversion price of $0.10 per share. As of February 28, 2021, the convertible debt agreements are in default. The convertible debt agreements are convertible into common share at a price of $0.10 per share for any amount up to 50% of original amount of notes.

If the closing price per share exceeds $0.25 per share for any 10 consecutive trading days then the company.

On July 30, 2015, the Company entered into convertible debt agreements with a third party investor totaling $200,000 at 8% interest, due on December 31, 2015. The debt is convertible into common shares of stock at a conversion price of $0.15 per share. As of February 28, 2021, the convertible debt agreements are in default.

On May 23, 2016, the Company entered into convertible debt agreements with a third party investor totaling $25,000 at 8% interest, due on May 23, 2018. The debt is convertible into common shares of stock at a conversion price of $0.10 per share. As of February 28, 2021, the convertible debt agreements are in default.

On July 30, 2015, the Company entered into convertible debt agreements with a third party investor totaling $15,000 at 8% interest, due on May 23, 2018. The debt is convertible into common shares of stock at a conversion price of $0.15 per share. As of February 28, 2021, the convertible debt agreements are in default.

On July 30, 2015, the Company entered into convertible debt agreements with a third party investor totaling $15,000 at 8% interest, due on May 23, 2018. The debt is convertible into common shares of stock at a conversion price of $0.15 per share. As of February 28, 2021, the convertible debt agreements are in default.

Between December 3, 2014 and July 28, 2015, the Company issued a total of $113,031 notes payable. Interest on the notes is payable at 8%. The loans were due prior to December 31, 2015 and are past due as of February 28, 2021.

Accrued interest on notes payable and convertible debt at February 28, 2021 and November 30, 2020 amounted to $241,328 and $230,080, respectively, which is included as a component of accounts payable and accrued expenses.

Interest expense on notes payable and convertible debt with third parties amounted to $11,248 and $11,248 for the three months ended February 28, 2021 and February 29, 2020, respectively.

Note 4. Related Party Transactions

On May 27, 2016, the Chief Executive Officer agreed to reduce his accrued compensation by $206,250 as a contribution to additional paid in capital. He also agreed to reclassify $874,000 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid accrued compensation will be paid with an amount decided by the Board. On June 1, 2016 he agreed to reduce his accrued compensation by $25,000 as a contribution to additional paid in capital. He also agreed to reduce his long term note by $214,000 as a contribution to additional paid in capital. As the Company was not funded prior to December 1, 2016, the Board of Directors reversed the contribution of accrued salaries. As of February 28, 2021 and November 30, 2020, the Chief Executive Officer is owed a $445,250 and $445,250, respectively, of accrued compensation. As of February 28, 2021 and November 30, 2020, the Chief Executive Officer is owed $785,837 and $779,238 respectively of notes payable and accrued interest.

On May 27, 2016, the Director of Strategy agreed to reduce her accrued compensation by $206,250 as a contribution to additional paid in capital. She also agreed to reclassify $669,582 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid accrued compensation will be paid with an amount decided by the Board. On June 1, 2016, she agreed to reduce her accrued compensation by $225,000 as a contribution to additional paid in capital. She also agreed to reduce her long term note by $9,583 as a contribution to additional paid in capital. As the Company was not funded prior to December 1, 2016, the Board of Directors reversed the contribution of accrued salaries. As of February 28, 2021 and November 30, 2020 the Director of Strategy is owed a total of $440,833 and $440,833, respectively of accrued compensation. As of February 28, 2021, the Director of Strategy is owed a total of $860,992 and $853,392, respectively of notes payable and accrued interest.

As of November 30, 2016, a related party investor advanced a total of $99,448 due on or before June 15, 2016. Pursuant to the agreement, the investor is allowed to convert 100% of the debt at a share price of $0.15. As of February 28, 2021 and November 30, 2020, the note is in default.

In March 2016, the Chief Operating Officer made a loan of $100,000, bearing interest at 8% due on or before March 2, 2018. Pursuant to the agreement, the investor is allowed to convert 100% of the debt on the maturity date at a share price of $0.15. The Company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on March 2, 2016 was $0.10 per share and accordingly deemed to have no beneficial conversion factor. On May 18, 2016, the officer loaned an additional $50,000 with conversion rights at $0.10 per share. Therefore, effective May 18, 2016, $50,000 of the officer’s note payable had conversion rights of $0.10 per share. The Company accounted for the conversion of the loan in accordance with ASC 470. The fair market value of the shares on May 18, 2016 was $0.10 per share and accordingly deemed to have no beneficial conversion factor. On May 23, 2016, a third party investor loaned the company $25,000 with conversion rights at $0.10 per share. Therefore, effective May 23, 2016, an additional $25,000 of the officer’s $100,000 note payable had conversion rights of $0.10 per share. The Company accounted for the conversion of loan in accordance with ASC 470. The fair market value of the shares on May 18, 2016 was $0.10 per share and accordingly deemed to have no beneficial conversion factor. As of February 28, 2021 and November 30, 2020, the note is in default.

In May 2016, the Chief Operating Officer made a loan of $50,000, bearing interest at 8% due on or before May 18, 2018. The debt is convertible into common shares of stock at a conversion price of $0.10 per share. As of February 28, 2021 and November 30, 2020, the note is in default.

In July 2016, the Chief Operating Officer made a loan of $50,000 as collateral, bearing interest at 8% due on or before July 31, 2018. The debt is convertible into common shares of stock at a conversion price of $0.10 per share. As of February 28, 2021 and November 30, 2020, the note is in default.

Accrued interest on related party notes payable and convertible debt at February 28, 2021 and November 30, 2020 amounted to $420,587 and $399,397, respectively and is a component of accounts payable and accrued expenses – related parties.

Interest expense on notes payable and convertible debt with related parties amounted to $21,189 and $21,189 for the three months ended February 28, 2021 and February 29, 2020, respectively.

The Company has separated accounts payable and accrued expenses on the balance sheet to reflect amounts due to related parties primarily consisting of officer compensation, health insurance, interest on notes and reimbursable expenses to officers for travel, meals and entertainment, vehicle and other related business expenses.

Note 5. Stockholders’ Deficit

The Company has authorized 100,000,000 shares of Common Stock with a par value of $0.0001 and 10,000 shares of Preferred Stock with a par value of $1.00. As of February 28, 2021, and November 30, 2020, respectively, there were 43,107,680 shares of Common Stock issued and outstanding and 1 share of Preferred Stock issued and outstanding, respectively.

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

On August 5, 2021, Company effected the following share issuances:

●	The Company issued 50,000 shares of common stock valued at $0.05 per share to a consultant.

●	The Company issued 750,000 shares of common stock valued at $0.05 per share to Baruch Halpern for severance compensation.

●	The Company issued 546,160 shares of common stock valued at $0.05 per share to Robert Kohn for partial conversion of accrued compensation.

●	The Company issued 546,160 shares of common stock valued at $0.05 per share to Bonnie Nelson for partial conversion of accrued compensation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the fiscal year ended November 30, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020, filed with the Securities and Exchange Commission (the “SEC”) on September 3, 2021.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Quarterly Report on Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Quarterly Report on Form 10-Q. You should carefully consider these risk and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

The HyFi Platform will initially focus on two distinct businesses: (1) the NFT Marketplace and (2) the Commodities Trading Marketplace.

1.	We expect that the HyFi Platform will offer cash flow generating NFTs, on full or fractional ownership basis, in the following major areas and on the following bases:

	●	We anticipate that NFTs will be created that will represent up to a 49% ownership interest of a license to a particular geographic market (example: India) or a particular industry market vertical. There will be a subclass of tokens that represent an opportunity for numerous participants to have fractional ownership of, and participation in, the unique one-of-a-kind exclusive license NFT. The NFTs will be tradeable on the commodities section of the HyFi Platform once certain conditions have been met.
	●	We also expect that there will be NFTs issued for qualified promising projects related to renewable energy, waste to energy, agricultural and other approved projects.
	●	Ownership of technology licenses: We expect that NFTs will represent part or full ownership of technology licenses across many horizontal markets. Each market will include vertical markets such as the green hydrogen industry and its many uses, e.g., electric generation, marine, aviation, transportation and hydrogen fueling station networks. NFTs also will represent part or full ownership of a technology license in a specific geographic territory.
	●	Physical projects related to renewable energy, environmental, agricultural and humanitarian causes. NFTs will be issued to represent an opportunity to invest in projects in these categories.
	●	Other approved cases. In the future we may consider NFTs in the areas of medicine, space, internet & computing, artificial intelligence, robotics, nanotechnology, precious metals, and/or precious gems, for example.

2.	The trading of commodities.

	●	We expect to have an initial emphasis on renewable energy, waste to energy and agri-foods via tokenized futures blockchain based smart contracts.
	●	The trading of certain commodities (e.g., green hydrogen production) will occur in most cases without any physical delivery obligation, and with electronic settlement only. Traders will purchase tokens to participate. In some cases, commodities will be offered with a physical delivery option.
	●	Commodity future supply contracts: A futures contract is a legal agreement to buy or sell a particular commodity asset at a predetermined price at a specified time in the future. The seller of the futures contract is taking on the obligation to provide and deliver the underlying commodity at the contract’s expiration date. Futures contracts are available for every category of commodity. Some manufacturers and service providers use futures contracts as part of their budgeting process to normalize expenses and reduce cash flow-related headaches. Manufacturers and service providers that rely on commodities for their production process may take a position in the commodities markets as a way of reducing their risk of financial loss due to a change in price. There are many advantages to futures contracts as a method of participating in the commodities market. We believe that analysis can be easier because it’s a pure play on the underlying commodity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of February 28, 2021.

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

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended February 28, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioPower Operations Corporation

Date: September 15, 2021	By:	/s/ Troy MacDonald
Troy MacDonald
Chief Executive Officer
(principal executive officer)

	By:	/s/ Robert D. Kohn
Robert D. Kohn
Chief Financial Officer
(principal financial officer and principal accounting officer)

