Form 10-Q
period 2021-05-31
Biopower Operations Corp
filed 2021-09-15
CIK 1510832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

BIOPOWER OPERATIONS CORPORATION

FORM 10-Q

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BioPower Operations Corporation and Subsidiaries

Consolidated Balance Sheets

	May 31,	November 30,
	2021	2020
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$-	$-
Total assets	$-	$-

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	436,777	406,202
Accounts payable and accrued expenses - related party	1,588,129	1,545,751
Notes payable	130,671	130,671
Convertible debt	368,031	368,031
Convertible debt - related parties,	399,448	399,448
Notes payable	193,667	193,667
Notes payable - related parties	1,320,700	1,320,700
Total current liabilities	4,437,422	4,364,469

Commitments and Contingencies (Note 9)	-	-

Stockholders’ deficit
Preferred stock, $1.00 par value: 10,000 authorized, 1 share issued and outstanding on May 31 2021 and November 30, 2020, respectively	1	1
Common stock, $0.0001 par value: 100,000,000 authorized;
43,107,680 and 43,107,680 issued and outstanding on May 31, 2021 and November 30, 2020, respectively	4,312	4,312
Additional paid-in capital	4,746,884	4,746,884
Accumulated deficit	(9,188,619)	(9,115,666)
Total stockholders’ deficit	(4,437,422)	(4,364,469)
Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Operations

For the Three and Six Months Ended May 31, 2021 and 2020

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2021	2020	2021	2020
Revenue	$-	$-	$-	$-

Operating expenses
Selling, general and administrative expenses	8,081	-	8,081	-
Total operating expenses	8,081	-	8,081	-

Loss from operations	(8,081)	-	(8,081)	-

Other expenses
Interest expense	(11,247)	(11,247)	(22,494)	(22,494)
Interest expense -related party	(21,189)	(21,189)	(42,378)	(42,378)
Total other expenses	(32,436)	(32,436)	(64,872)	(64,872)

Net loss	$(40,517)	$(32,436)	$(72,953)	$(64,872)

Net loss per common share: basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding: basic and diluted	43,107,680	43,107,680	43,107,680	43,107,680

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months ended May 31, 2021 and 2020

(Unaudited)

	For the Six Months Ended
	May 31,	May 31,
	2021	2020
Cash flows from operating activities
Net loss	(72,953)	(64,872)
Adjustments to reconcile net loss to net
Changes in operating assets and liabilities
Accounts payable and accrued expenses	30,575	22,494
Accounts payable and accrued expenses - related party	42,378	42,378
Net cash used in operating activities	-	-

Net increase in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended May 31, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance February 29, 2020	1	1	43,107,680	$4,312	$4,746,884	$(9,018,357)	$(4,267,160)
Net loss, for three months ended May 31, 2020	-	-	-	-	-	(32,436)	(32,436)
Balance May 31. 2020	1	$1	43,107,680	$4,312	$4,746,884	$(9,050,793)	$(4,299,596)

Balance February 28, 2021	1	$1	43,107,680	$4,312	$4,746,884	$(9,148,102)	$(4,396,905)
Net loss, for three months ended May 31, 2021	-	-	-	-	-	(40,517)	(40,517)
Balance May 31, 2021	1	$1	43,107,680	$4,312	$4,746,884	$(9,188,619)	$(4,437,422)

	Preferred Stock		Common Stock		Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance November 30, 2019	1	1	43,107,680	$4,312	$4,746,884	$(8,985,921)	$(4,234,724)
Net loss, for six months ended May 31, 2020	-	-	-	-	-	(64,872)	(64,872)
Balance May 31. 2020	1	$1	-	$4,312	$4,746,884	$(9,050,793)	$(4,299,596)

Balance November 30, 2020	1	$1	43,107,680	$4,312	$4,746,884	$(9,115,666)	$(4,364,469)
Net loss, for six months ended May 31, 2021	-	-	-	-	-	(72,953)	(72,953)
Balance May 31, 2021	1	$1	43,107,680	$4,312	$4,746,884	$(9,188,619)	$(4,437,422)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

May 31, 2021 and May 31, 2020

Unaudited

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

Principles of Consolidation

All inter-company accounts and transactions have been eliminated in consolidation

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of May 31, 2021, the Company had a working capital deficit of $4,437,422 and stockholders’ deficit of $4,437,422.

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

Revenue Recognition

On July 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and period ended May 31, 2021, the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On May 31, 2021, and November 30, 2020, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

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

Stockholders’ Equity

The Company has authorized 100,000,000 shares of Common Stock with a par value of $0.0001 and 10,000 shares of Preferred Stock with a par value of $1.00. As of May 31, 2021, and November 30, 2020, respectively, there were 43,107,680 shares of Common Stock issued and outstanding and 1 share of Preferred Stock issued and outstanding, respectively.

Note 3. Notes Payable and Convertible Debt

Notes payable consists of the following:

	Balance	Interest Rate	Maturity
Demand loans	$551,167	4% to 8%	Various
Reclassification of accrued compensation to notes payable	143,031	8%	December 1, 2017
Balance –May 31, 2021 and November 30, 2020	$694,198

As of May 31, 2021 and November 30, 2020, all loans are past due and in default.

On July 27, 2016, the Company entered into demand loan agreements with a third party investor totaling $193,667 at 4% interest, Payable upon demand.

Between October 28, 2011 and January 7, 2012, the Company issued a total of $70,000 notes payable. Interest on the notes is payable at 4%. Tied to loan agreement Interest on loan is payable at 4% The loans were payable on May 31, 2012. As of May 31, 2021, the loans are past due.

On December 3 2013, the Company entered into convertible debt agreements with a third party investor totaling $62,500 at 8% interest, Payable upon demand. The debt is convertible into common shares of stock at a conversion price of $0.10 per share. As of May 31, 2021. the convertible debt agreements are in default. The convertible debt agreements are convertible into common share at a price of $0.10 per share .for any amount up to 50% of original amount of notes.

If the closing price per share exceeds $0.25 per share for any 10 consecutive trading days then the company

On July 30, 2015, the Company entered into convertible debt agreements with a third party investor totaling $200,000 at 8% interest, due on December 31, 2015. The debt is convertible into common shares of stock at a conversion price of $0.15 per share. As of May 31, 2021, the convertible debt agreements are in default.

On May 23, 2016, the Company entered into convertible debt agreements with a third party investor totaling $25,000 at 8% interest, due on May 23, 2018. The debt is convertible into common shares of stock at a conversion price of $0.10 per share. As of May 31, 2021, the convertible debt agreements are in default.

On July 30, 2015, the Company entered into convertible debt agreements with a third party investor totaling $15,000 at 8% interest, due on May 23, 2018. The debt is convertible into common shares of stock at a conversion price of $0.15 per share. As of May 31, 2021, the convertible debt agreements are in default.

On July 30, 2015, the Company entered into convertible debt agreements with a third party investor totaling $15,000 at 8% interest, due on May 23, 2018. The debt is convertible into common shares of stock at a conversion price of $0.15 per share. As of May 31, 2021, the convertible debt agreements are in default.

Between December 3, 2014 and July 28, 2015 the Company issued a total of $113,031 notes payable. Interest on the note is payable at 8%. The loans were due prior to December 31, 2015 and are past due as of May 31, 2021.

Accrued interest on notes payable and convertible debt at May 31, 2021 and November 30, 2020 amounted to $252,576 and $230,080 respectively, which is included as a component of accounts payable and accrued expenses.

Interest expense on notes payable and convertible debt with third parties amounted to $11,248 and $11,248 for the three months ended May 31, 2021 and May 31, 2020 respectively. Interest expense on notes payable and convertible debt with third parties amounted to $22,496 and $22,496 for the six months ended May 31, 2021 and May 31, 2020 respectively.

Note 4. Related Party Transactions

On May 27, 2016, the Chief Executive Officer agreed to reduce his accrued compensation by $206,250 as a contribution to additional paid in capital. He also agreed to reclassify $874,000 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid accrued compensation will be paid with an amount decided by the Board. On June 1, 2016 he agreed to reduce his accrued compensation by $25,000 as a contribution to additional paid in capital. He also agreed to reduce his long term note by $214,000 as a contribution to additional paid in capital. As the Company was not funded prior to December 1, 2016, the Board of Directors reversed the contribution of accrued salaries. As of May 31, 2021 and November 31, 2020, the Chief Executive Officer is owed a $445,250 and $445,250, respectively of accrued compensation. As of May 31, 2021 and November 31, 2020, the Chief Executive Officer is owed $792,438 and $779,238 respectively of notes payable and accrued interest.

On May 27, 2016, the Director of Strategy agreed to reduce her accrued compensation by $206,250 as a contribution to additional paid in capital. She also agreed to reclassify $669,582 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid accrued compensation will be paid with an amount decided by the Board. On June 1, 2016 she agreed to reduce her accrued compensation by $225,000 as a contribution to additional paid in capital. She also agreed to reduce her long term note by $9,583 as a contribution to additional paid in capital. As the Company was not funded prior to December 1, 2016, the Board of Directors reversed the contribution of accrued salaries. As of May 31, 2021 and November 30, 2020, the Director of Strategy is owed a total of $440,833 and $440,833, respectively of accrued compensation. As of May 31, 2021, the Director of Strategy is owed a total of $868,592 and $853,392, respectively of notes payable and accrued interest.

As of November 30, 2016, a related party investor advanced a total of $99,448 due on or before June 15, 2016. Pursuant to the agreement, the investor is allowed to convert 100% of the debt at a share price of $0.15. As of May 31, 2021 and November 30, 2020, the note is in default.

In March 2016, the Chief Operating Officer made a loan of $100,000, bearing interest at 8% due on or before March 2, 2018. Pursuant to the agreement, the investor is allowed to convert 100% of the debt on the maturity date at a share price of $0.15. The Company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on March 2, 2016 was $0.10 per share and accordingly deemed to have no beneficial conversion factor. On May 18, 2016, the officer loaned an additional $50,000 with conversion rights at $0.10 per share. Therefore, effective May 18, 2016, $50,000 of the officer’s note payable had conversion rights of $0.10 per share. The Company accounted for the conversion of loan in accordance with ASC 470. The fair market value of the shares on May 18, 2016 was $0.10 per share and accordingly deemed to have no beneficial conversion factor. On May 23, 2016, a third party investor loaned the company $25,000 with conversion rights at $0.10 per share. Therefore, effective May 23, 2016, an additional $25,000 of the officer’s $100,000 note payable had conversion rights of $0.10 per share. The Company accounted for the conversion of loan in accordance with ASC 470. The fair market value of the shares on May 18, 2016 was $0.10 per share and accordingly deemed to have no beneficial conversion factor. As of May 31, 2021 and November 30, 2020, the note is in default.

In May 2016, the Chief Operating Officer made a loan of $50,000, bearing interest at 8% due on or before May 18, 2018. The debt is convertible into common shares of stock at a conversion price of $0.10 per share. As of May 31, 2021 and November 30, 2020, the note is in default.

In July 2016, the Chief Operating Officer made a loan of $50,000 as collateral, bearing interest at 8% due on or before July 31, 2018. The debt is convertible into common shares of stock at a conversion price of $0.10 per share. As of May 31, 2021 and November 30, 2020 the note is in default.

Accrued interest on related party notes payable and convertible debt at May 31, 2021 and November 30, 2020, amounted to $441,776 and $399,397, respectively and is a component of accounts payable and accrued expenses – related parties.

Interest expense on notes payable and convertible debt with related parties amounted to $21,189 and $21,189 for the three months ended May 31, 2021 and May 31, 2020, respectively. Interest expense on notes payable and convertible debt with related parties amounted to $42,378 and $42,378 for the six months ended May 31, 2021 and May 31, 2020, respectively.

The Company has separated accounts payable and accrued expenses on the balance sheet to reflect amounts due to related parties primarily consisting of officer compensation, health insurance, interest on notes and reimbursable expenses to officers for travel, meals and entertainment, vehicle and other related business expenses.

Note 5. Stockholders’ Deficit

The Company has authorized 100,000,000 shares of Common Stock with a par value of $0.0001 and 10,000 shares of Preferred Stock with a par value of $1.00. As of May 31, 2021, and November 30, 2020, respectively, there were 43,107,680 shares of Common Stock issued and outstanding and 1 share of Preferred Stock issued and outstanding, respectively.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of May 31, 2021.

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

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended May 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2021.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

