Form 10-Q
period 2021-08-31
Biopower Operations Corp
filed 2021-10-12
CIK 1510832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

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

As of October 12, 2021, the registrant had 45,000,000 shares of common stock outstanding.

BIOPOWER OPERATIONS CORPORATION

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BioPower Operations Corporation and Subsidiaries

Consolidated Balance Sheets

	August 31,	November 30,
	2021	2020
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$181,273	$-
Total assets	$181,273	$-

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$585,293	$406,202
Accounts payable and accrued expenses - related party	1,470,459	1,545,751
Notes payable	130,671	130,671
Convertible debt	368,031	368,031
Convertible debt - related parties,	399,447	399,448
Notes payable senior secured - related party	1,000,000	-
Notes payable	193,667	193,667
Notes payable - related parties	1,320,700	1,320,700
Total current liabilities	5,468,268	4,364,469

Commitments and Contingencies (Note 9)	-	-

Stockholders’ deficit
Preferred stock - Series A, $1.00 par value: 1 authorized, 0 and 1 shares issued and outstanding on August 31, 2021 and November 30, 2020, respectively	-	1
Preferred stock - Series C, $0.0001 par value: 5,000,000 authorized, 900,000 and 0 shares issued and outstanding on August 31, 2021 and November 30, 2020, respectively	900	-
Common stock, $0.0001 par value: 500,000,000 authorized; 45,000,000 and 43,107,680 issued and outstanding on August 31, 2021 and November 30, 2020, respectively	4,501	4,312
Additional paid-in capital	4,140,411	4,746,884
Accumulated deficit	(9,432,807)	(9,115,666)
Total stockholders’ deficit	(5,286,995)	(4,364,469)
Total liabilities and stockholders’ deficit	$181,273	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Operations

For the Three and Nine Months Ended August 31, 2021 and 2020

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2021	2020	2021	2020
Revenue	$-	$-	$-	$-

Operating expenses
Selling, general and administrative expenses	201,396	-	209,477	-
Total operating expenses	201,396	-	209,477	-

Loss from operations	(201,396)	-	(209,477)	-

Other expenses
Interest expense	(11,247)	(11,247)	(33,741)	(33,741)
Interest expense -related party	(31,545)	(21,189)	(73,923)	(63,567)
Total other expenses	(42,792)	(32,436)	(107,664)	(97,308)

Net loss	$(244,188)	$(32,436)	$(317,141)	$(97,308)

Net loss per common share: basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding: basic and diluted	43,642,466	43,287,243	43,287,243	43,107,680

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended August 31, 2021 and 2020

(Unaudited)

	For the Nine Months Ended
	August 31,	August 31,
	2021	2020
Cash flows from operating activities
Net loss	$(317,141)	$(97,308)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	2,500
Adjustments to reconcile net loss to net
Changes in operating assets and liabilities
Accounts payable and accrued expenses	216,592	33,741
Accounts payable and accrued expenses - related party	(20,678)	63,567
Net cash used in operating activities	(118,727)	-

Cash flow from financing activities
Proceeds from issuance of preferred stock	300,000	-
Net cash provided by financing activities	300,000	-

Net increase in cash and cash equivalents	181,273	-
Cash and cash equivalents at beginning of period
Cash and cash equivalents at end of period	$181,273	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information:
Conversion of Series A preferred stock to notes payable - related party	$(1,000,000)	$-
Common stock issued for accrued severance	$37,500	$-
Common stock issued for accrued salary - related party	$54,615	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended August 31, 2021 and 2020

(Unaudited)

	Preferred Stock - Series A		Preferred Stock - Series C		Common Stock		Additional
	Shares	Par	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance May 31, 2020	1	1	-	-	43,107,680	$4,312	$4,746,884	$(9,050,793)	$(4,299,596)
Net loss, for three months ended August 31, 2020	-	-	-	-	-	-	-	(32,436)	(32,436)
Balance August 31, 2020	1	$1	-	$-	43,107,680	$4,312	$4,746,884	$(9,083,229)	$(4,332,032)

Balance May 31, 2021	1	$1	-	$-	43,107,680	$4,312	$4,746,884	$(9,188,619)	$(4,437,422)
Sales of preferred stock	-	-	900,000	900	-	-	299,100	-	300,000
Conversion of preferred stock to notes payable - related party	(1)	(1)	-	-	-	-	(999,999)	-	(1,000,000)
Common stock issued for services	-	-	-	-	50,000	5	2,495	-	2,500
Common stock issued for severance	-	-	-	-	750,000	75	37,425	-	37,500
Common stock issued for accrued salary - related party	-	-	-	-	1,092,320	109	54,506	-	54,615
Net loss, for three months ended August 31, 2021	-	-	-	-	-	-	-	(244,188)	(244,188)
Balance August 31, 2021	-	$-	900,000	$900	45,000,000	$4,501	$4,140,411	$(9,432,807)	$(5,286,995)

	Preferred Stock		Preferred Stock		Common Stock		Additional
	Shares	Par	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance November 30, 2019	1	1	-	-	43,107,680	$4,312	$4,746,884	$(8,985,921)	$(4,234,724)
Net loss, for nine months ended August 31, 2020	-	-	-	-	-	-	-	(97,308)	(97,308)
Balance August 31, 2020	1	$1	-	$-	43,107,680	$4,312	$4,746,884	$(9,083,229)	$(4,332,032)

Balance November 30, 2020	1	$1	-	$-	43,107,680	$4,312	$4,746,884	$(9,115,666)	$(4,364,469)
Sales of preferred stock	-	-	900,000	900	-	-	299,100	-	300,000
Conversion of Series A preferred stock to notes payable - related party	(1)	(1)	-	-	-	-	(999,999)	-	(1,000,000)
Common stock issued for services	-	-	-	-	50,000	5	2,495	-	2,500
Common stock issued for accrued severance	-	-	-	-	750,000	75	37,425	-	37,500
Common stock issued for accrued salary - related party	-	-	-	-	1,092,320	109	54,506	-	54,615
Net loss, for nine months ended August 31, 2021	-	-	-	-	-	-	-	(317,141)	(317,141)
Balance August 31, 2021	-	$-	900,000	$900	45,000,000	$4,501	$4,140,411	$(9,432,807)	$(5,286,995)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2021 and 2020

Unaudited

Note 1. Organization:

BioPower Corporation (“BioPower” or the “Company”) was incorporated in the State of Florida on September 13, 2010. On January 5, 2011, the Company re-domiciled to Nevada and formed BioPower Operations Corporation, a Nevada corporation. On January 6, 2011, the shareholders of BioPower Corporation contributed their shares of BioPower Corporation to BioPower Operations Corporation and BioPower Corporation became a wholly owned subsidiary.

On October 24, 2014, the Company executed a Share Exchange Agreement (“SEA”) with Green3Power Holdings Company (“G3P”) to acquire G3P and its wholly owned subsidiaries Green3Power Operations Inc., a Delaware corporation (“G3P OPS”), and Green3Power International Company, a Nevis corporation (“G3PI”). This transaction was a stock for stock exchange (the “Exchange”), which was accounted for as an acquisition and recorded as an expense based on the fair value of the Company’s common stock as of the date of the exchange. Also exchanged was one share of the Company’s Series B preferred stock, which is convertible into common shares two years from the date of the SEA, if certain milestones are met as required by the SEA. No value was attributed to the preferred share. We conduct all of our operations through G3P and its subsidiaries which are primarily engaged in the development of waste-to-energy projects and services including design, permitting, equipment procurement, construction management and operations and maintenance of the intended facilities. We intend to hold equity interests in the waste-to-energy facilities on a global basis and operate and maintain the facilities. A second business unit is focused on providing waste remediation services globally.

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

In 2019, we entered into a memorandum of understanding with WPP Energy GmbH and China Energy Partners, LLC (“CEP”), but after exhausting all efforts we were unable to negotiate a definitive agreement or close the transaction.

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

In addition, the Sellers agreed to (i) pay to the Company, on the closing date of the Acquisition, $300,000 (the “Cash Consideration”), and (ii) transfer to the Company, on the closing date of the Acquisition, 400,000,000 HyFi Tokens (the “HyFi Token Consideration”). The Company intends to use the Cash Consideration to bring the Company into a fully reporting status with the Securities and Exchange Commission (the “SEC”) and for public company operating expenses.

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

On August 27, 2021, the Company filed with the State of Nevada a certificate of designations for the Series C preferred stock.

Series A Preferred Stock Redemption Agreement & Senior Promissory Note

Also on the Closing Date, the Company and CEP entered into a share redemption agreement (the “Redemption Agreement”), dated as of June 29, 2021, pursuant to which the Company redeemed one share of the Company’s Series A preferred stock from CEP (the “Series A Share”). On the Closing Date, as provided in the Redemption Agreement, the Company issued to CEP a senior promissory note (the “Note”) in the principal amount of $1,000,000. The Series A Share will be held in escrow. If an Event of Default (as defined in the Note) occurs under the Note, then the Company will direct the escrow agent to release the Series A Share to CEP; provided, however, that CEP will also retain all rights and privileges under the Note (and the Company will remain bound to all obligations under Note) even if the Series A Share is required to be released by the escrow agent to CEP as provided in the Redemption Agreement. For the avoidance of doubt, CEP will regain all rights, title, and interest in and to the Series A Share upon the occurrence of an Event of Default under the Note, regardless of the amount of the outstanding balance owed under the Note at the time of the occurrence of an Event of Default under the Note.

Note 2. Summary of Significant Accounting Policies

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements at filed as part of the Company’s Annual Report on Form 10-K with the SEC on September 3, 2021.

Principles of Consolidation

All inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (the “ASC”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of August 31, 2021, the Company had a working capital deficit of $5,286,995 and stockholders’ deficit of $5,286,995.

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

Revenue Recognition

On July 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and period ended August 31, 2021 the financial statements were not impacted due to the application of ASC 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On August 31, 2021, and November 30, 2020, the Company’s cash equivalents totaled $181,273 and $-0-, respectively.

Income taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company assesses the validity of its conclusions regarding uncertain tax positions quarterly to determine if facts or circumstances have arisen that might cause it to change its judgment regarding the likelihood of a tax position’s sustainability under audit.

Stock-based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the ASC for disclosure about stock-based compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

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

We adopted ASC 842 on July 1, 2021. The adoption of ASC 842 did not have any impact on our financial statements.

Stockholders’ Equity

On July 28, 2021, the Company amended and restated its articles of incorporation, as amended, in order to, among other things, (i) increase the number of authorized shares of common stock from 100,000,000 to 500,000,000, (ii) increase the number of authorized shares of preferred stock from 10,000 to 5,000,000, and (iii) change the par value of the preferred stock from $1.00 par value per share to $0.0001 par value per share. As of August 31, 2021, the Company had authorized 500,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share. As of August 31, 2021, and November 30, 2020, respectively, there were 45,000,000 and 43,107,680 shares of common stock issued and outstanding, respectively, and 900,000 and 1 shares of preferred stock issued and outstanding, respectively.

Note 3. Notes Payable and Convertible Debt

Notes payable consists of the following:

	Balance	Interest Rate	Maturity
Demand loans	$551,167	4% to 8%	Various
Reclassification of accrued compensation to notes payable	143,031	8%	December 1, 2017
Balance –August 31, 2021 and November 30, 2020	$694,198

As of August 31, 2021 and November 30, 2020, all loans are past due and in default.

On July 27, 2016, the Company entered into demand loan agreements with a third party investor totaling $193,667 at 4% interest, payable upon demand.

Between October 28, 2011 and January 7, 2012, the Company issued a total of $70,000 in notes payable, due May 31, 2012. Interest on the notes is payable at 4%. The lender may elect to convert the loan before maturity at a conversion price of $0.25 per share. The loans are currently past due.

On December 3, 2013, the Company entered into convertible debt agreements with a third party investor totaling $62,500 at 8% interest, payable upon demand. The debt is convertible into shares of common stock at a conversion price of $0.10 per share, for any amount up to 50% of the original amount of the notes. As of August 31, 2021 and November 30, 2020, the note was in default.

On July 30, 2015, the Company entered into convertible debt agreements with a third party investor totaling $200,000 at 8% interest, due on December 31, 2015. The debt is convertible into shares of common stock at a conversion price of $0.15 per share. As of August 31, 2021 and November 30, 2020, the note was in default.

On May 23, 2016, the Company entered into convertible debt agreements with a third party investor totaling $25,000 at 8% interest, due on May 23, 2018. The debt is convertible into shares of common stock at a conversion price of $0.10 per share. As of August 31, 2021 and November 30, 2020, the note was in default.

On July 30, 2015, the Company entered into convertible debt agreements with a third party investor totaling $15,000 at 8% interest, due on May 23, 2018. The debt is convertible into shares of common stock at a conversion price of $0.15 per share. As of August 31, 2021 and November 30, 2020, the note was in default.

On July 30, 2015, the Company entered into convertible debt agreements with a third party investor totaling $15,000 at 8% interest, due on May 23, 2018. The debt is convertible into shares of common stock at a conversion price of $0.15 per share. As of August 31, 2021 and November 30, 2020, the note was in default.

Between December 3, 2014 and July 28, 2015, the Company issued a total of $113,031 in notes payable. Interest on the notes is payable at 8%. The loans were due prior to December 31, 2015 and are past due.

Accrued interest on notes payable and convertible debt at August 31, 2021 and November 30, 2020 amounted to $263,823 and $230,080, respectively, which is included as a component of accounts payable and accrued expenses.

Interest expense on notes payable and convertible debt with third parties amounted to $11,248 and $11,248 for the three months ended August 31, 2021 and August 31, 2020, respectively. Interest expense on notes payable and convertible debt with third parties amounted to $33,741 and $33,741 for the nine months ended August 31, 2021 and August 31, 2020 respectively.

Note 4. Related Party Transactions

On May 27, 2016, the Chief Executive Officer agreed to reduce his accrued compensation by $206,250 as a contribution to additional paid in capital. He also agreed to reclassify $874,000 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid, accrued compensation will be paid with an amount decided by the Board. On June 1, 2016, he agreed to reduce his accrued compensation by $25,000 as a contribution to additional paid in capital. He also agreed to reduce his long term note by $214,000 as a contribution to additional paid in capital. As the Company was not funded prior to December 1, 2016, the Board of Directors reversed the contribution of accrued salaries. As of August 31, 2021 and November 30, 2020, the Chief Executive Officer was owed $445,250 and $445,250, respectively, of accrued compensation. As of August 31, 2021 and November 30, 2020, the Chief Executive Officer was owed $799,038 and $779,238, respectively, of notes payable and accrued interest.

On May 27, 2016, the Director of Strategy agreed to reduce her accrued compensation by $206,250 as a contribution to additional paid in capital. She also agreed to reclassify $669,582 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid, accrued compensation will be paid with an amount decided by the Board. On June 1, 2016, she agreed to reduce her accrued compensation by $225,000 as a contribution to additional paid in capital. She also agreed to reduce her long term note by $9,583 as a contribution to additional paid in capital. As the Company was not funded prior to December 1, 2016, the Board of Directors reversed the contribution of accrued salaries. As of August 31, 2021 and November 30, 2020, the Director was owed a total of $440,833 and $440,833, respectively, of accrued compensation. As of August 31, 2021 and November 30, 2021, the Director was owed a total of $876,192 and $853,392, respectively, of notes payable and accrued interest.

As of November 30, 2016, a related party investor advanced a total of $99,448 due on or before June 15, 2016. Pursuant to the agreement, the investor is allowed to convert 100% of the debt at a share price of $0.15. As of August 31, 2021 and November 30, 2020, the note was in default.

In March 2016, the Chief Operating Officer loaned to the Company $100,000. The loan bears interest at 8% and is due on or before March 2, 2018. Pursuant to the agreement, the investor is allowed to convert 100% of the debt on the maturity date at a share price of $0.15. The Company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on March 2, 2016 was $0.10 per share and, accordingly, there was deemed to be no Beneficial Conversion Factor. On May 18, 2016, the Chief Operating Officer loaned the Company an additional $50,000 with conversion rights at $0.10 per share. Therefore, effective May 18, 2016, $50,000 of the Chief Operating Officer’s note payable had conversion rights of $0.10 per share. The Company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on May 18, 2016 was $0.10 per share and accordingly there was deemed to be no Beneficial Conversion Factor. On May 23, 2016, a third-party investor loaned the Company $25,000 with conversion rights at $0.10 per share. Therefore, effective May 23, 2016, an additional $25,000 of the Chief Operating Officer’s $100,000 note payable had conversion rights of $0.10 per share. The Company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on May 18, 2016 was $0.10 per share and accordingly, was deemed to have no Beneficial Conversion Factor. As of August 31, 2021 and November 30, 2020, the note was in default.

In May 2016, the Chief Operating Officer made a loan of $50,000, bearing interest at 8% and due on or before May 18, 2018. The debt is convertible into shares of common stock at a conversion price of $0.10 per share. As of August 31, 2021 and November 30, 2020, the note was in default.

In July 2016, the Chief Operating Officer made a loan of $50,000 as collateral, bearing interest at 8% and due on or before July 31, 2018. The debt is convertible into shares of common stock at a conversion price of $0.10 per share. As of August 31, 2021 and November 30, 2020, the note was in default.

Accrued interest on related party notes payable and convertible debt at August 31, 2021 and November 30, 2020, amounted to $462,966 and $399,397, respectively, and is a component of accounts payable and accrued expenses – related parties.

Interest expense on notes payable and convertible debt with related parties amounted to $21,189 and $21,189 for the three months ended August 31, 2021 and August 31, 2020, respectively. Interest expense on notes payable and convertible debt with related parties amounted to $63,569 and $63,567 for the nine months ended August 31, 2021 and August 31, 2020, respectively.

The Company has separated accounts payable and accrued expenses on the balance sheet to reflect amounts due to related parties primarily consisting of officer compensation, health insurance, interest on notes and reimbursable expenses to officers for travel, meals and entertainment, vehicle and other related business expenses.

Note 5. Senior Promissory Note – related party

On June 29, 2021, the Closing Date, the Company and CEP entered into the Redemption Agreement, dated as of June 29, 2021, pursuant to which the Company redeemed the Series A Share. On the Closing Date, as provided in the Redemption Agreement, the Company issued to CEP the Note in the principal amount of $1,000,000 with an interest rate of 6% per annum. The Series A Share will be held in escrow. If an Event of Default (as defined in the Note) occurs under the Note, then the Company will direct the escrow agent to release the Series A Share to CEP; provided, however, that CEP will also retain all rights and privileges under the Note (and the Company will remain bound to all obligations under Note) even if the Series A Share is required to be released by the escrow agent to CEP as provided in the Redemption Agreement. For the avoidance of doubt, CEP will regain all rights, title, and interest in and to the Series A Share upon the occurrence of an Event of Default under the Note, regardless of the amount of the outstanding balance owed under the Note at the time of the occurrence of an Event of Default under the Note. Accrued interest at August 31, 2021 amounted to $10,356.

Note 6. Stockholders’ deficit

On August 5, 2021, Company effected the following share issuances:

The Company issued 50,000 shares of common stock valued at $2,500 ($0.05 per share) to a consultant.

The Company issued 750,000 shares of common stock valued at $37,500 ($0.05 per share) to Baruch Halpern for severance compensation.

The Company issued 546,160 shares of common stock valued at $27,307 ($0.05 per share) to Robert Kohn for partial conversion of accrued compensation.

The Company issued 546,160 shares of common stock valued at $27,307 ($0.05 per share) to Bonnie Nelson for partial conversion of accrued compensation.

On the Closing Date, the Company and CEP entered into the Redemption Agreement, dated as of June 29, 2021, pursuant to which the Company redeemed the Series A Share. On the Closing Date, as provided in the Redemption Agreement, the Company issued to CEP the Note in the principal amount of $1,000,000 with an interest rate of 6% per annum. The Series A Share will be held in escrow. If an Event of Default (as defined in the Note) occurs under the Note, then the Company will direct the escrow agent to release the Series A Share to CEP; provided, however, that CEP will also retain all rights and privileges under the Note (and the Company will remain bound to all obligations under Note) even if the Series A Share is required to be released by the escrow agent to CEP as provided in the Redemption Agreement. For the avoidance of doubt, CEP will regain all rights, title, and interest in and to the Series A Share upon the occurrence of an Event of Default under the Note, regardless of the amount of the outstanding balance owed under the Note at the time of the occurrence of an Event of Default under the Note.

On June 29, 2021, the Sellers agreed to (i) pay to the Company, on the closing date of the Acquisition, $300,000 (the “Cash Consideration”), and (ii) transfer to the Company, on the closing date of the Acquisition, 400,000,000 HyFi Tokens (the “HyFi Token Consideration”). The Company intends to use the Cash Consideration to bring the Company into a fully reporting status with the SEC and for public company operating expenses.

In exchange for the sale of the Assets and the Cash Consideration, the Company agreed to issue to the Sellers an aggregate of 900,000 Series C preferred shares within 30 calendar days after the State of Nevada provides written confirmation of filing of the certificate of designation for the Series C preferred stock.

Pursuant to the terms of the APA, the parties agreed that the Series C preferred stock will have the following terms, among others:

1.	Authorized Shares of Series C Preferred Stock. The number of authorized shares of Series C preferred stock will be 900,000.

2.	Conversion. Subject to the other terms and conditions in the certificate of designation, a Series C preferred stock holder will have the right from time to time and at any time following the date that is one year after the date on the signature page of the certificate of designations to convert each outstanding share of Series C preferred stock into 450 shares of Company common stock. Based on the number of shares of common stock issued and outstanding as of August 31, 2021, if all of the 900,000 shares of Series C preferred stock are issued and subsequently converted, the holders of the converted stock will hold 90% of the issued and outstanding shares of common stock.

3.	Voting. Except as otherwise set forth in the certificate of designation, each share of Series C preferred stock will, on any matter submitted to the holders of Company common stock, or any class thereof, for a vote, vote together with the common stock, or any class thereof, as applicable, as one class on such matter, and each share of Series C preferred stock will have 450 votes.

4.	Dividends. The Series C preferred stock is not entitled to receive dividends or distributions.

On August 27, 2021, the Company filed with the State of Nevada a certificate of designations for the Series C preferred stock.

On July 28, 2021, the Company amended and restated its articles of incorporation, as amended, in order to, among other things, (i) increase the number of authorized shares of common stock from 100,000,000 to 500,000,000, (ii) increase the number of authorized shares of preferred stock from 10,000 to 5,000,000, and (iii) change the par value of the preferred stock from $1.00 par value per share to $0.0001 par value per share. As of August 31, 2021, the Company had authorized 500,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share. As of August 31, 2021, and November 30, 2020, respectively, there were 45,000,000 and 43,107,680 shares of common stock issued and outstanding, and 900,000 and 1 shares of preferred stock issued and outstanding, respectively.

Note 7. Commitments and Contingencies

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

Note 8. Subsequent Events

On October 7, 2021, the Company filed a certificate of amendment (the “Certificate of Amendment”) to its amended and restated articles in order to change its corporate name from BioPower Operations Corporation. to HyFi Corp (the “Name Change”). The Name Change is expected to be effective in the coming weeks, following clearance by the Financial Industry Regulatory Authority (FINRA).

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

On August 27, 2021, the Company filed with the State of Nevada a certificate of designations for the Series C preferred stock.

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

On July 28, 2021, the Company amended and restated its articles of incorporation, as amended, in order to (i) increase the number of authorized shares of common stock from 100,000,000 to 500,000,000, (ii) increase the number of authorized shares of preferred stock from 10,000 to 5,000,000, (iii) change the par value of the preferred stock from $1.00 par value per share to $0.0001 par value per share; and (iv) increase the number of directors from one to four. As of August 31, 2021, the Company had authorized 500,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share. As of August 31, 2021, there were 45,000,000 shares of common stock issued and outstanding, and 900,000 and 1 shares of preferred stock issued and outstanding.

On October 7, 2021, the Company filed a certificate of amendment (the “Certificate of Amendment”) to its amended and restated articles in order to change its corporate name from BioPower Operations Corporation. to HyFi Corp (the “Name Change”). The Name Change is expected to be effective in the coming weeks, following clearance by the Financial Industry Regulatory Authority (FINRA).

Going Concern

Our unaudited financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have a minimal operating history and minimal revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues for the immediate future.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of August 31, 2021.

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

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended August 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2021.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioPower Operations Corporation

Date: October 12, 2021	By:	/s/ Troy MacDonald
Troy MacDonald
Chief Executive Officer
(principal executive officer)

	By:	/s/ Robert D. Kohn
Robert D. Kohn
Chief Financial Officer
(principal financial officer and principal accounting officer)

