Form 10-K
period 2021-11-30
Biopower Operations Corp
filed 2022-02-17
CIK 1510832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 333-172139

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

As of May 28, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing stock price of $0.0296 per share on May 28, 2021) was approximately $768,152.20. Shares of the Registrant’s common stock held by executive officers, directors or 10% stockholders have been excluded, as such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 17, 2022, there were 45,000,000 shares of the Registrant’s common stock outstanding.

Documents incorporated by reference: None.

BioPower Operations Corporation

Form 10-K

FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report that are not historical or current facts are “forward-looking statements”. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1. Business

Overview

BioPower Corporation (“BC”) was incorporated in the State of Florida on September 13, 2010. On January 5, 2011, we re-domiciled to Nevada and formed BioPower Operations Corporation, a Nevada corporation (“BioPower,” “we, “us,” “our” or the “Company”). On January 6, 2011, the shareholders of BC contributed their shares of BC to BioPower Operations Corporation and BC became a wholly owned subsidiary of BioPower Operations Corporation.

From 2017 until the first quarter of the fiscal year ending November 30, 2022, the Company was a shell company, as such term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1924, as amended (the “Exchange Act”). During the quarter ending February 28, 2022, we commenced operations and accordingly, we ceased to be a shell company.

On October 7, 2021, we filed a certificate of amendment to our amended and restated articles in order to change our corporate name from BioPower Operations Corporation to HyFi Corp (the “Name Change”). The Name Change is subject to clearance by the Financial Industry Regulatory Authority (“FINRA”). The Company has been in communication with FINRA regarding the Name Change and expects the Name Change to be effective in the near future.

We have generated minimal revenues from business operations. Our auditors have issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our expenses. We must raise cash from sources other than revenues generated, such as from the proceeds of loans, public or private equity sales, and/or advances from related parties.

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

In addition, the Sellers agreed to (i) pay to the Company, on the closing date of the Acquisition, $300,000 (the “Cash Consideration”), and (ii) transfer to the Company, on the closing date of the Acquisition, 400,000,000 HyFi Tokens (the “HyFi Token Consideration”). The Company used the Cash Consideration to bring the Company into a fully reporting status with the Securities and Exchange Commission and for public company operating expenses.

Pursuant to the terms of the APA, the Company agreed to file and filed with the State of Nevada the certificate of designation for the Series C preferred stock on or before the date that is 60 calendar days after the closing of the Acquisition. In exchange for the sale of the Assets and the Cash Consideration, the Company agreed to issue and issued to the Sellers an aggregate of 900,000 Series C preferred shares within 30 calendar days after the State of Nevada provides written confirmation of filing of the certificate of designation for the Series C preferred stock.

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

Also on June 29, 2021, the following individuals were appointed to serve as officers of the Company:

Troy MacDonald, Chief Executive Officer

Robert Kohn, Chief Financial Officer

Adam Benchaya, President and Chief Marketing Officer

HyFi Platform

We are a U.S.-based fintech company that has developed and owns an innovative CeDeFi blockchain technology called “HyFi”. We license, operate and enable tokenized economies for various DeFi marketplaces and intend to utilize our technology for centralized finances with our membership programs and commodity exchanges with third parties. We intend that the DeFi marketplaces can be used to offer NFTs, initial license offerings (“ILOs”), bridge loan offerings (“BLOs”), pre-special purpose acquisition company (“SPAC”) and pre-initial public offering (“IPO”) funding, and CeDeFi commodities exchanges and membership programs.

The HyFi technology is also a candidate infrastructure for use in the metaverse and play-to-earn GameFi industry. HyFi technology allows users to securely own assets or items and move them across different platforms without the need for a central party’s permission. The HyFi technology is expected to allow for transparent trading of decentralized assets like NFTs, other token types and digital assets. The DeFi principles are based on the creation of an innovative ecosystem of financial services accessible to anyone with internet access.

The HyFi token is featured on the HyFi Platform as the governance token. The HyFi token may also be used as a payment token for transaction fees on the HyFi Platform and for membership. The HyFi ecosystem is built on a combination of tokens to support its economy.

Proposed HyFi DeFi and CeDeFi Marketplace Types

Utilizing our DeFi blockchain technology, we are developing various proposed DeFi marketplaces and are in discussions with others for possible uses such as:

1.	NFT Marketplace for ILOs. Project developers and technology companies in the areas of renewable energy, environmental, agri-food and other important markets can raise money by offering licenses to investors seeking license fee income through tokenized technology licenses and projects via NFTs. We intend to also provide access to related off-take commodity supply contracts via tokenized smart contracts.

2.	BLOs for Businesses. Investors will be able to purchase a fractionalized interest in an income return for the BLOs.

3.	Pre-IPO and Pre-SPAC Market Offerings. We expect that investors will be able to purchase a fractionalized interest in an income return and the options for shares of stock from IPO and SPAC pre-public offerings.

4.	Traditional NFT Marketplace. We expect that we will provide a traditional NFT marketplace for offerings focused on appreciating one-of-a-kind assets such as artwork, collectibles, memorabilia, jewelry, gemstones and other one-of-a-kind appreciating assets.

5.	CeDeFi Exchanges. CeDeFi exchanges, such as trading commodities and tokens, and membership programs are under discussion for a subsequent launch, using the HyFi blockchain technology and ecosystem.

6.	Metaverse & GameFi. We intend to supply DeFi infrastructure, including marketplaces and token economies.

Proposed HyFi DeFi and CeDeFi Marketplace Types

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

NFT marketplaces are platforms where NFTs can be stored, displayed, traded and in some cases, created or “minted”. NFTs cannot be purchased on centralized or decentralized cryptocurrency or other exchanges. Instead, they are listed and traded on online marketplaces that are specially built for NFTs. We launched our demo NFT marketplace in October 2021.

We intend that cash flow technology license NFTs will be created that will represent up to a 49% ownership interest of a technology license for a geographic vertical market (e.g., India) or a horizontal market (e.g., energy-solar power.) We expect that there will be a subclass of NFTs that represents an opportunity for many participants to have fractional ownership and participation in the unique exclusive license NFT. The HyFi cash flow NFT marketplace is expected to initially list companies in the energy or energy and environment related sectors and agriculture sectors that will provide license fees from unique license fee contracts for various territories. As an example, an energy related company that it is willing to pay license fees of 5% annually with a potential bonus based on income for its waste-to-energy project license for the State of Florida could list on the HyFi Platform. This company would be willing to sell up to 49% of its ownership in that license for $5,000,000 minimum and a maximum of $10,000,000 in units of $50,000 each to accredited investors. In this case, we would (i) receive fees for listing on the HyFi Platform; and (ii) potentially receive consulting and marketing fees associated with this transaction. There can be no assurance that a transaction such as this would occur.

As an additional example, we are in discussions with an agriculture company that has specific technology licenses for growing protocols for organic and non-pesticides food. The company has operations in Costa Rica and other Central American countries. The company intends to sell up to 49% of its technology licenses for $500,000 minimum to $5,000,000 maximum per country and pay 5% license fees and consulting and marketing fees. In this case, we would (i) receive fees for listing on the HyFi Platform; and (ii) possibly receive other fees associated with this transaction. There can be no assurance that the parties will reach an agreement and if they do reach an agreement, what the terms of that agreement would be.

Once an owner is satisfied with the minimal amount paid for the license, the transaction would escrow, and licenses would continue to sell until the owner reaches the maximum or ends the sale of the NFT ownership licenses. At that point the NFTs can then become part of the HyFi commodities marketplace where NFT tokens are traded.

There can be no assurance that any such discussions will lead to customers or revenue.

NFT ILO Marketplace

ILO tokens are sub-class of tokens which are created to allow for fractional ownership of a NFT from an owner issuer that seeks to raise money for the development of new projects, technologies, intellectual property, licenses, brands, etc. A key distinguishing element of the HyFi marketplace is the fractionalization of the NFT that aggregates the investor contribution capability of many. On the HyFi Platform, the issuer is able to sell a percentage interest in its license in order to raise capital.

HyFi intends to introduce the ILO to investors and to a global network of brokers who are incentivized to introduce investors (institutional investors, corporations, family offices, private wealth and individuals) who may buy fractional interests (ILO Tokens) of the license offering.

Traditional NFT Marketplace

We intend to establish a NFT marketplace for appreciating one-of-a-kind asset NFTs with fractional ownership via tokenized NFT offerings, including the following:

●	Artwork
●	Collectibles
●	Memorabilia
●	Music libraries
●	Intellectual property rights
●	Collectibles
●	Precious metals/gems

We intend to offer cash flow generating NFTs, on full or fractional ownership basis, in the following major areas and on the following bases:

●	We anticipate that NFTs will be created that will represent up to a 49% ownership interest of a license to a particular geographic market (example: India). There will be a subclass of tokens that represent an opportunity for numerous participants to have fractional ownership of, and participation in, the unique one-of-a-kind exclusive license NFT. We expect that the NFTs will be tradeable on the commodities section of the HyFi Platform once certain conditions have been met.

●	We also expect that there will be NFTs issued for qualified promising projects related to renewable energy, waste to energy, agricultural and other approved projects.

●	Ownership of technology licenses: We expect that NFTs will represent part or full ownership of technology licenses across many horizontal markets. Each market is expected to include horizontal markets. For example, we expect that an energy market could include the green hydrogen industry and its many uses, electric generation, biofuels for marine, aviation and transportation and hydrogen fueling station networks. NFTs also will represent part or full ownership of a technology license in a specific geographic territory or vertical market.

●	Physical projects related to renewable energy, environmental, agricultural and humanitarian causes. NFTs could be issued to represent an opportunity to invest in projects in these categories.

●	Other approved cases. In the future we may consider NFTs in the areas of medicine, space, internet & computing, artificial intelligence, robotics and nanotechnology, for example.

There can be no assurance that any such discussions will lead to customers or revenue.

Bridge Loan Offerings (BLO) Marketplace

We intend to establish a NFT marketplace for bridge loans via tokenized NFT offerings, including the following:

●	Fractional ownership of loan contracts, expected to be typically high yielding
●	Funds to be used for physical projects related to renewable energy, environment, agriculture, new technology, medical, humanitarian projects and pre-SPAC and pre-IPO companies
●	Other approved licenses and projects

“BLO Tokens” are a sub-class of tokens created to allow for fractional ownership of a unique NFT loan contract offered by an Issuer that seeks to borrow money for typically a short period of time for a number of critical business reasons while it is awaiting the arrival of expected incoming capital which will be used to pay back the loan, with interest. It is the fractionalization of the BLO NFT that aggregates the funding capability.

There can be no assurance that any such discussions will lead to customers or revenue.

In addition, we expect that commodities can be traded in the future on a to-be-formed HyFi Commodities Platform.

●	We expect to have an initial emphasis on renewable energy, waste to energy and agri-foods via tokenized futures blockchain based smart contracts.

●	The trading of certain commodities (e.g., green hydrogen production) would occur in most cases without any physical delivery obligation, and with electronic settlement only. Traders would purchase tokens to participate. In some cases, commodities could be offered with a physical delivery option.

●	Commodity future supply contracts: A futures contract is a legal agreement to buy or sell a particular commodity asset at a predetermined price at a specified time in the future. The seller of the futures contract is taking on the obligation to provide and deliver the underlying commodity at the contract’s expiration date. Futures contracts are available for every category of commodity. Some manufacturers and service providers use futures contracts as part of their budgeting process to normalize expenses and reduce cash flow-related headaches. Manufacturers and service providers that rely on commodities for their production process may take a position in the commodities markets as a way of reducing their risk of financial loss due to a change in price. There are many advantages to futures contracts as a method of participating in the commodities market. We believe that analysis can be easier because of the underlying commodity.

Proposed Membership Plan

We have been working on developing and finalizing an initial Membership Program with four categories of members as described in our Revenue Model below. We now have various potential membership marketing programs and management will determine which to pursue.

Competition and Competitive Landscape

We do not believe that we have significant direct competitors for our NFT ILO marketplace. The typical company offering NFTs does not sell cash flow technology licenses, tokenized renewable energy technology licenses, or environmental technology licenses. Rather, NFTs typically relate to memorabilia, artwork, gemstones and other tangible assets. Certain entertainers have recently announced selling NFTs for their music libraries and their memorabilia. Our big difference for our ILOs and traditional NFTs is that we are able to offer fractional ownership NFTs due to our use of our tokenized blockchain technology with staking and liquidity pools.

We believe that OpenSea, started in 2017, is the leader in the sale of traditional NFTs.   While there are hundreds of competitors who are marketing traditional NFTs, they are not using a tokenized blockchain technology with fractional ownership.

There are many companies offering a single energy or renewable energy source as a commodity. Our HyFi Platform is unique in that we will offer a marketplace featuring technology, equipment and energy commodities from many renewable energy sources. This is a broad-based approach to promote renewable energy adoption in an effort to capture market share from fossil fuel electric generating facilities to reduce pollution and global warming.

Our HyFi payment token competes against hundreds of other tokens in the market. These tokens are listed on token exchanges. There are various competitors who are using tokens to represent a single renewable energy source, such as solar for commodity trading. There are also companies whose products do not compete directly, but are closely related to the products we will offer.

We believe the HyFi Platform will initially be superior to competitors’ offerings because we intend to offer a complete marketplace that features (i) technology, (ii) equipment, (iii) energy commodities from many renewable energy sources in a broad-based approach to promote renewable energy adoption in an effort to capture market share from fossil fuels to reduce pollution and global warming, (iv) other marketplace opportunities related to improving the environment (including clean water on land and oceans), and (v) improving agricultural conditions around the world and agri-food products. We believe that the HyFi Platform will be the first business and blockchain platform of its kind, combining attractive features of cryptocurrency, including DeFi, decentralized trust, automatic operation, and NFTs, along with the nascent renewable energy market, which needs to connect remote buyers and sellers globally. To our knowledge, the HyFi Platform will be the first platform to distribute cash flow technology licenses via NFTs on a fractionalized basis, and we expect to use subclasses of NFTs that allow for fractional ownership of an NFT creating a unique governance model. We also believe that it will be the first CeDeFi principles driven marketplace to trade a combination of hydrogen futures contracts and hydrogen technology licenses related to a new scientific method of hydrogen production.

Intellectual Property

We own or have rights to trademarks or trade names that we use in connection with the operation of our business, including our corporate names, logos and website names. In addition, we own or have the rights to certain intellectual property relating to HyFi, the HyFi Platform, HyFi tokens, HyFi blockchain, and CeDeFi. We have applied for trademarks for HyFi, ILO and BLO.

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

Our services are relying on the DeFi model and principles. Due to its innovative and fully decentralized nature, it currently operates in an unregulated or a regulatory grey area. However, there is a risk that any DeFi protocol can be affected by government with either laws being made that affect how a DeFi protocol operates or laws being made affecting our business, prospects, financial condition, and operating results.

Employees

As of November 30, 2021, we had one full-time employee. In addition, we work with sub-contractors, vendors, consultants, advisors and others for building out and customizing marketplaces.

Properties

Our corporate address is 20801 Biscayne Blvd., Suite 403, Aventura, FL 33180. The telephone number at our corporate address is (786) 923-0272. Other than this mailing address, we do not maintain any physical or other office facilities, and we do not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays $334 monthly for the use of this mailing address, offices, conference room and other services, including telephone reception.

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

Corporate History

On January 6, 2011, we acquired 100% of BC, a Florida corporation incorporated on September 13, 2010, by our then-CEO and Director contributing 100% of the outstanding shares to the Company. As a result, BC became a wholly owned subsidiary of the Company.

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

During the quarter ending February 28, 2022, we commenced operations and accordingly, we ceased to be a shell company.

On October 7, 2021, we filed a certificate of amendment to our amended and restated articles in order to change our corporate name from BioPower Operations Corporation to HyFi Corp. The Name Change is subject to clearance by FINRA. The Company has been in communication with FINRA regarding the Name Change and expects the Name Change to be effective in the near future.

Item 1A. Risk Factors

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

We began our energy operations in 2011 and since then our business model continued to evolve until in early 2017, we shifted away from waste to energy and became a shell corporation. During the quarter ending February 28, 2022, we commenced operations and accordingly, we ceased to be a shell company. We intend to focus on the development and commercialization of the tokenization of CeDeFi marketplaces including the sale of NFTs for technology and related licenses and trading of energy commodities with a focus on hydrogen. As such, the comparability of our results in prior quarterly or annual periods should not be viewed as an indication of future performance.

Because we have a limited history operating our proposed business, it is difficult to evaluate our proposed business and future prospects, including our ability to plan for and model future growth. Our limited operating experience, combined with the rapidly evolving nature of the NFT market in which we intend to operate, substantial uncertainty concerning how this market may develop, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. Failure to manage our current and future growth effectively could have an adverse effect on our business, operating results, and financial condition.

If we do not effectively manage our growth and the associated demands on our operational, risk management, sales and marketing, technology, compliance, and finance and accounting resources, our business may be adversely impacted.

The cryptocurrency ecosystem has experienced recent rapid growth and we expect this trend to continue for the foreseeable future. Our intended launches are mostly driven by innovation in the crypto economy, which requires long-term perspective to evaluate our performance. In particular, the NFT business has grown significantly since 2020, and the minting, usage and acceptance of digital assets has continued to grow in general.

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

The future growth of our business depends on our ability to attract new customers and get new customers to increase the volumes processed through our payments platform and therefore grow revenue.

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

The global spread and unprecedented impact of the COVID-19 pandemic continues to create significant volatility, uncertainty and economic disruption. To date, our operations and financial results have not been materially negatively impacted by COVID-19. The future effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any resurgences), impact of the new COVID-19 variants and the continued rollout and acceptance of COVID-19 vaccines, and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. The continued impact of COVID-19 and the imposition of related public health measures have resulted in, and is expected to continue to result in, increased volatility and uncertainty in the crypto economy. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business, results of operations, financial condition or liquidity.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the identification of performance obligations in revenue recognition, evaluation of tax positions, inter-company transactions, and the valuation of stock-based awards and the fiat reserves and digital assets we hold, among others. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of analysts and investors, resulting in a decline in the trading price of our common stock.

The nature of our business requires the application of complex financial accounting rules, and there is limited guidance from accounting standard setting bodies. If financial accounting standards undergo significant changes, our operating results could be adversely affected.

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, there has been limited precedents for the financial accounting of cryptocurrencies and other digital assets and related valuation and revenue recognition considerations.

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

As of February 17, 2022, there are 45,000,000    shares BioPower common stock outstanding. Sales by us or our shareholders, particularly our executives, of a substantial number of shares of BioPower common stock in the public market, or the perception that these sales might occur, could cause the market price of BioPower common stock to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

BioPower’s corporate address is 20801 Biscayne Blvd., Suite 403, Aventura, FL 33180. Other than this mailing address, we do not maintain any physical or other office facilities, and we do not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays $334 monthly for the use of this mailing address, conference room and other services, including telephone reception.

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

Fiscal Year 2022	High ($)	Low ($)
First Quarter (through February 16, 2022)	0.51	0.21

Fiscal Year 2021	High ($)	Low ($)
Fourth Quarter	0.64	0.05
Third Quarter	0.30	0.03
Second Quarter	0.07	0.03
First Quarter	0.09	0.01

Fiscal Year 2020	High ($)	Low ($)
Fourth Quarter	0.35	0.15
Third Quarter	0.49	0.10
Second Quarter	0.35	0.05
First Quarter	0.35	0.17

On February 16, 2022, the closing price of our common stock as reported by the OTC Markets was $0.3769 per share.

As of February 17, 2022, there were approximately 127 stockholders of record, 45,000,000 shares of our common stock issued and outstanding, and 900,000 shares of our Series C preferred stock issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On August 5, 2021, Company effected the following share issuances:

The Company issued 50,000 shares of common stock, valued at $0.05 per share, to a consultant.

The Company issued 750,000 shares of common stock, valued at $0.05 per share, to Baruch Halpern for severance compensation.

The Company issued 546,160 shares of common stock, valued at $0.05 per share, to Robert Kohn for partial conversion of accrued compensation.

The Company issued 546,160 shares of common stock, valued at $0.05 per share, to Bonnie Nelson for partial conversion of accrued compensation.

On September 2, 2021, pursuant to the terms of the APA, the Company issued to the Sellers an aggregate of 900,000 shares of Series C preferred stock, representing 100% of the authorized shares of Series C preferred stock.

The above issuances were made pursuant to an exemption from registration as set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended November 30, 2021, and 2020.

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

Overview

BioPower Corporation (“BC”) was incorporated in the State of Florida on September 13, 2010. On January 5, 2011, we re-domiciled to Nevada and formed BioPower Operations Corporation, a Nevada corporation (“BioPower,” “we, “us,” “our” or the “Company”). On January 6, 2011, the shareholders of BC contributed their shares of BC to BioPower Operations Corporation and BC became a wholly owned subsidiary of BioPower Operations Corporation.

From 2017 until the first quarter of the fiscal year ending November 30, 2022, the Company was a shell company, as such term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1924, as amended (the “Exchange Act”). During the quarter ending February 28, 2022, we commenced operations and accordingly, we ceased to be a shell company.

On October 7, 2021, we filed a certificate of amendment to our amended and restated articles in order to change our corporate name from BioPower Operations Corporation to HyFi Corp (the “Name Change”). The Name Change is subject to clearance by the Financial Industry Regulatory Authority (“FINRA”). The Company has been in communication with FINRA regarding the Name Change and expects the Name Change to be effective in the near future.

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

The Acquisition closed on June 29, 2021 (the “Closing Date”). On the Closing Date, the Sellers delivered the Cash Consideration and the HyFi Token Consideration. The Company has complied with and completed all terms of the APA.

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

Also on June 29, 2021, the following individuals were appointed to serve as officers of the Company:

Troy MacDonald, Chief Executive Officer

Robert Kohn, Chief Financial Officer

Adam Benchaya, President and Chief Marketing Officer

HyFi Platform

We are a U.S.-based fintech company that has developed and owns an innovative CeDeFi blockchain technology called “HyFi”. We license, operate and enable tokenized economies for various DeFi marketplaces and intend to utilize our technology for centralized finances with our membership programs and commodity exchanges with third parties. We intend that the DeFi marketplaces can be used to offer NFTs, initial license offerings (“ILOs”), bridge loan offerings (“BLOs”), pre-special purpose acquisition company (“SPAC”) and pre-initial public offering (“IPO”) funding, and CeDeFi commodities exchanges and membership programs.

The HyFi technology is also a candidate infrastructure for use in the metaverse and play-to-earn GameFi industry. HyFi technology allows users to securely own assets or items and move them across different platforms without the need for a central party’s permission. The HyFi technology is expected to allow for transparent trading of decentralized assets like NFTs, other token types and digital assets. The DeFi principles are based on the creation of an innovative ecosystem of financial services accessible to anyone with internet access.

The HyFi token is featured on the HyFi Platform as the governance token. The HyFi token may also be used as a payment token for transaction fees on the HyFi Platform and for membership. The HyFi ecosystem is built on a combination of tokens to support its economy.

Proposed HyFi DeFi and CeDeFi Marketplace Types

Utilizing our DeFi blockchain technology, we are developing various proposed DeFi marketplaces and are in discussions with others for possible uses such as:

1.	NFT Marketplace for ILOs. Project developers and technology companies in the areas of renewable energy, environmental, agri-food and other important markets can raise money by offering licenses to investors seeking license fee income through tokenized technology licenses and projects via NFTs. We intend to also provide access to related off-take commodity supply contracts via tokenized smart contracts.

2.	BLOs for Businesses. Investors will be able to purchase a fractionalized interest in an income return for the BLOs.

3.	Pre-IPO and Pre-SPAC Market Offerings. We expect that investors will be able to purchase a fractionalized interest in an income return and the options for shares of stock from IPO and SPAC pre-public offerings.

4.	Traditional NFT Marketplace. We expect that we will provide a traditional NFT marketplace for offerings focused on appreciating one-of-a-kind assets such as artwork, collectibles, memorabilia, jewelry, gemstones and other one-of-a-kind appreciating assets.

5.	CeDeFi Exchanges. CeDeFi exchanges, such as trading commodities and tokens, and membership programs are under discussion for a subsequent launch, using the HyFi blockchain technology and ecosystem.

6.	Metaverse & GameFi. We intend to supply DeFi infrastructure, including marketplaces and token economies.

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

Plan of Operation

We were dormant from February 2017 to June 29, 2021.

During the quarter ending February 28, 2022, we commenced operations and accordingly, we ceased to be a shell company. In October 2021, we launched the demo HyFi Platform. We have also been working on developing and defining our business model and SEC regulatory compliance details for the launch of the complete NFT license marketplace with payment systems. We have also focused on completing the technology customizations with preferred vendor partners for our full NFT ILO marketplace    launch.

We are in discussions with several companies:

●	regarding listing on the NFT ILO marketplace,
●	listing their products on a potential new HyFi traditional NFT marketplace, and
●	starting other marketplaces using our CeDeFi blockchain technology.

The Company has also been in discussions with various companies in energy and energy related sectors and other sectors such as agri-foods and e-sports, that have expressed interest in listing their NFTs on one of the NFT marketplaces. At the same time, we are working with our preferred partner network vendors to build out the NFT marketplaces. We are also in initial discussions with investment groups regarding possible joint ventures, strategic alliances and/or licensing arrangements for our CeDeFi blockchain technology to create new marketplaces.

There can be no assurance that any of the above parties will reach an agreement and if they do reach an agreement, what the terms of that agreement would be. There can be no assurance that any of the above discussions will lead to customers or revenue.

Limited Operating History; Need for Additional Capital

We cannot guarantee we will be successful in our business plans or operations. We have generated minimal revenue from the sale of HyFi payment/utility tokens since inception. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to the price and cost increases in supplies and services.

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

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated audited financial statements for the fiscal years ended November 30, 2021 and 2020, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2021, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that as of November 30, 2021, our internal control over financial reporting was not effective. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal control over financial reporting and that may be considered to be material weaknesses.

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

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to applicable rules of the SEC.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the years ended November 30, 2021 and 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following are the officers and directors of the Company as of the date of this report.

Name	Age	Position
Troy MacDonald	52	Chairman of the Board and Chief Executive Officer
Adam Benchaya	34	President, Chief Marketing Officer and Director
Robert D. Kohn	71	Chief Financial Officer and Director
Thomas Perez	29	Director

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

Robert Kohn. From January 2011 to February 2017, Mr. Kohn served as the CEO, Director and Secretary of the Company. Mr. Kohn has also served as a director and officer of BC, the Company’s wholly owned subsidiary, since September 2010.

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

Thomas Perez. Mr. Perez is a successful investor and entrepreneur. Prior to joining HyFi, from June 2016, Mr. Perez served as V.P. Business Development for WPP Energy, where he focused on market and business development for WPP Energy’s Hydrogen and Waste to Energy product offerings. His duties at WPP Energy also included promoting WPP Token and was an ideas contributor to the HyFi Platform. Previously in a direct sales role, Mr. Perez built a community base of more than 10,000 people spanning across 35 countries.

Mr. Perez is passionate about blockchain technology with six years’ experience in the sector as an investor and promoter, having raised substantial money in the market. He was instrumental in bringing companies successfully into European Markets and in 2016, was a consultant to Lifevantage Corporation, a Nasdaq-listed company (Nasdaq: LFVN). Mr. Perez also has direct sales experience as an insurance broker for a large French company.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics with the SEC. You can review our Code of Ethics by accessing our public filings on the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Board and Committee Meetings

Our Board of Directors consists of four members. The Board of Directors held two formal meetings between July 1, 2021 and November 30, 2021.

Number and Terms of Office of Officers and Directors

Our officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate.

Nomination Process

During the year ended November 30, 2021, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any Director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board of Directors considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our Board of Directors, they may do so by sending communications to the President of our Company at the address on the cover of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

The following is a summary of the compensation we accrued for our executive officers, for the fiscal years ended November 30, 2021 and 2020.

2020 Summary Compensation Table

Name and Position(s)	Year	Salary($)	Bonus($)	Total Compensation

Troy MacDonald (1)	2021	$0	$0	$0
Chief Executive Officer	2020	$0	$0	$0

Robert D. Kohn (1)	2021	$25,000	$0	$25,000
Chief Financial Officer and Former Chief Executive Officer	2020	$0	$0	$0

(1)	Mr. Kohn ceased to be Chief Executive Officer on June 29, 2021 in connection with the Acquisition. Mr. Kohn retained his position as Chief Financial Officer. On June 29, 2021, Troy MacDonald was appointed as Chief Executive Officer. The salary for Mr. Kohn for 2021 salary is accrued.

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

Except as set forth above, during the fiscal years ended 2021 and 2020, there were no arrangements or plans in which we provided cash or equity compensation, or pension, retirement or similar benefits for our executive officers, and we did not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation was or may be paid to our directors or executive officers.

Grants of Plan-Based Awards

There were no grants of plan-based awards during the years ended November 30, 2021 or 2020.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the years ended November 30, 2021 or 2020.

Option Exercises and Stock Vested

During our fiscal years ended November 30, 2021 and 2020, there were no options exercised by our named executive officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information concerning beneficial ownership of our common stock as of February 17, 2022 by:

●	each stockholder, or group of affiliated stockholders, who owns more than 5% of our outstanding capital stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of February 17, 2022 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of February 17, 2022 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Named Executive Officers and Directors:
Troy MacDonald	—	(2)	0.0%
Robert D. Kohn	7,843,560	(3)	17.4%
Adam Benchaya	—	(4)	0.0%
Thomas Perez	—	(5)	0.0%
All officers and directors as a group (4 persons)	7,843,560		17.4%
Other 5% Stockholders:
Rafael Ben Shaya	—	(6)	—%
Riskless Partners, LLLP PO Box 600806 North Miami, Fl. 33160	5,805,000	(7)	12.9%
Richard Reiner 1310 Monk Rd. Gladwyne, PA 19035	4,098,617		9.1%
Robert Reiner PO Box 811118 Boca Raton, FL 33481-1118	4,110,000		9.1%

(1)	The percent of class is based on the total number of common shares outstanding of 45,000,000 as of February 17, 2022.

(2)	Mr. MacDonald owns 205,000 Series C convertible preferred shares. The Series C convertible preferred shares can be converted at any time after June 29, 2022 at a conversion rate of 450 shares of common stock for each share of Series C convertible preferred shares.

(3)	In addition to Mr. Kohn’s common stock ownership, China Energy Partners, LLC (“CEP”), an entity 50% owned by Mr. Kohn, owns one share of Series A preferred stock, representing 100% of the shares of Series A preferred stock outstanding. The share of Series A preferred stock entitles CEP to vote 50.1% of the issued and outstanding shares of the Company on all matters presented to the Company’s stockholders for approval. On June 29, 2021, the Company and CEP entered into a Redemption Agreement, dated as of June 29, 2021, pursuant to which the Company redeemed the share of Series A preferred stock from CEP. On June 29, 2021, as provided in the Redemption Agreement, the Company issued to CEP a senior promissory note (the “Note”) in the principal amount of $1,000,000. The share of Series A preferred stock will be held in escrow. If an Event of Default (as defined in the Note) occurs under the Note, then the Company will direct the escrow agent to release the share of Series A preferred stock to CEP; provided, however, that CEP will also retain all rights and privileges under the Note (and the Company will remain bound to all obligations under Note). For the avoidance of doubt, CEP will regain all rights, title, and interest in and to the share of Series A preferred stock upon the occurrence of an Event of Default under the Note, regardless of the amount of the outstanding balance owed under the Note at the time of the occurrence of an Event of Default under the Note.

(4)	Mr. Benchaya owns 205,000 Series C convertible preferred shares. The Series C convertible preferred shares can be converted at any time after June 29, 2022 at a conversion rate of 450 shares of common stock for each share Series C convertible preferred shares.

(5)	Mr. Perez owns 45,000 Series C convertible preferred shares. The Series C convertible preferred shares can be converted at any time after June 29, 2022 at a conversion rate of 450 shares of common stock for each share Series C convertible preferred shares.

(6)	Mr. Ben Shaya owns 400,000 Series C convertible preferred shares. The Series C convertible preferred shares can be converted at any time after June 29, 2022 at a conversion rate of 450 shares of common stock for each share Series C convertible preferred shares.

(7)	Bonnie Nelson is the sole managing member of Riskless Partners, LLLP, and has sole voting and dispositive power over the shares held by Riskless Partners, LLLP. Ms. Nelson was a member of the Company’s board of directors until her resignation on June 30, 2021.

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

Securities Authorized for Issuance under Equity Compensation Plan

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Except as set forth below, since December 1, 2019, there have been no transactions nor are there any proposed transactions in which any of our directors or nominees, executive officers, or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

  On June 29, 2021 the Company entered into an employment agreement with Robert Kohn. The Company agreed to an annual salary of $150,000 beginning On September 30, 2021. As of November 30, 2021 the Company accrued $25,000.

During the year ended November 30, 2021 the Company issued 17,500,000 HyFi Tokens to related parties for the purchase of technology. The Technology has a historical value of $0. In addition, the Company issued Troy MacDonald 175,000 HyFi Tokens as consideration for his sale of HyFi tokens at 5% of the related token sales.

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

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the fiscal years ended November 30, 2021 and 2020 for (i) professional services rendered by B.F. Borgers, our principal accountant for the audit of our annual financial statements and review of financial statements included in Form 10-Q (“Audit Fees”), (ii) assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and not reportable under Audit Fees (the “Audit Related Fees”), (iii) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”) were:

	2021	2020
Audit Fees	$96,000	$—
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$96,000	$—

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Number	Description

3.1	Articles of Incorporation	Previously filed(1)

3.2	Amendment to Articles of Incorporation	Previously filed(1)

3.3	Certificate of Designation of the Rights, Preferences and Privileges Of Series A Preferred Stock of BioPower Operations Corporation	Previously filed(1)

3.4	Certificate of designations for Series C preferred stock (incorporated by reference to Exhibit 3.1(c) to our Annual Report on Form 10-K filed with the SEC on September 3, 2021).

3.5	Amended and Restated Articles (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021).

3.6	Certificate of Designations of Preferences and Rights of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021).

3.7	Certificate of Amendment (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021).

3.2	Bylaws	Previously filed(1)

4.1	Specimen of Stock Certificate	Previously filed(1)

10.1	Employment Agreement between Robert Kohn and the Company dated January 5, 2011.	Previously filed(1)

10.2	Demand Note, dated November 30, 2010, issued to Mr. Robert Kohn	Previously filed (4)

10.3	Demand Note, dated November 30, 2010, issued to Ms. Bonnie Nelson	Previously filed (4)

10.4	Dale Shepherd, President of BioPower, Loan Agreement dated February 22, 2012

10.5	Asset Purchase Agreement dated June 29, 2021 by and among BioPower Operations Corporation and Rafael Ben Shaya, Troy MacDonald, Adam Benchaya, Thomas Perez, Tom Saban and Edouard Pouchoy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2021).

10.6	Share Redemption Agreement dated as of June 29, 2021 by and between the registrant and China Energy Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2021).

10.7	Senior Promissory Note, dated June 29, 2021, issued by the registrant to China Energy Partners, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2021).

10.8	Employment Agreement dated June 29, 2021 by and between the registrant and Robert Kohn (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2021).

14.1	Code of Ethics adopted September 1, 2021 (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K filed with the SEC on September 3, 2021).

21.1	List of Subsidiaries	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-172139) filed with the SEC on February 09, 2011.

(2)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated March 16, 2011.
(3)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated April 8, 2011.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated April 29, 2011.
(5)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated May 18, 2011.
(6)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated July 21, 2011.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 17, 2012.

Item 16. 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioPower Operations Corporation

Date: February 17, 2022	/s/ Troy MacDonald
Troy MacDonald
Chief Executive Officer
(principal executive officer)

Date: February 17, 2022	/s/ Robert D. Kohn
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

Signature	Title	Date

/s/ Troy MacDonald	Chairman and Chief Executive Officer	February 17, 2022
Troy MacDonald	(principal executive officer)

/s/ Robert D. Kohn	Chief Financial Officer and Director	February 17, 2022
Robert D. Kohn	(principal financial officer and principal accounting officer)

/s/ Adam Benchaya	President, Chief Marketing Officer and Director	February 17, 2022
Adam Benchaya

/s/ Thomas Perez	Director	February 17, 2022
Thomas Perez

BIOPOWER OPERATIONS CORPORATION

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of BioPower Operations Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioPower Operations Corporation as of November 30, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2021

Lakewood, CO

February 17, 2022

BioPower Operations Corporation and Subsidiaries

Consolidated Balance Sheets

	November 30, 2021	November 30, 2020
Assets
Current assets
Cash	$95,973	$-
Total assets	$95,973	$-

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$563,967	$406,202
Accounts payable and accrued expenses - related party	1,530,668	1,545,751
Notes payable	130,671	130,671
Convertible debt	368,031	368,031
Convertible debt - related parties,	399,447	399,447
Notes payable Senior secured - related party	1,000,000	-
Notes payable	193,667	193,667
Notes payable - related parties	1,320,700	1,320,700
Total current liabilities	5,507,151	4,364,469

Commitments and Contingencies (Note 9)	-	-

Stockholders’ deficit
Preferred stock - Series A, $1.00 par value: 10,000 authorized, 0 and 1 shares issued and outstanding on November 30, 2021 and November 30, 2020, respectively	-	1
Preferred stock - Series C, $.001 par value: 5,000,000 authorized, 900,000 and 0 shares issued and outstanding on November 30, 2021 and November 30, 2020, respectively	900	-
Common stock, $.0001 par value: 500,000,000 authorized; 45,000,000 and 43,107,680 issued and outstanding on November 30, 2021 and November 30, 2020, respectively	4,501	4,312
Additional paid-in capital	4,140,411	4,746,884
Accumulated deficit	(9,556,990)	(9,115,666)
Total stockholders’ deficit	(5,411,178)	(4,364,469)
Total liabilities and stockholders’ deficit	$95,973	-

The accompanying notes are an integral part of these consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended November 30,
	2021	2020
Revenue	$175,000	$-

Operating expenses
Selling, general and administrative expenses	461,263	-
Total operating expenses	461,263	-

Loss from operations	(286,263)	-

Other expenses
Interest expense	(44,990)	(44,990)
Interest expense -related party	(110,071)	(84,755)
Total other expenses	(155,061)	(129,745)

Net loss	$(441,324)	$(129,745)

Net loss per common share: basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding: basic and diluted	43,915,714	43,107,680

The accompanying notes are an integral part of these consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended November 30,
	2021	2020
Cash flows from operating activities
Net loss	$(441,324)	$(129,745)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	2,500
Adjustments to reconcile net loss to net
Changes in operating assets and liabilities
Accounts payable and accrued expenses	195,266	44,990
Accounts payable and accrued expenses - related party	39,531	84,755
Net cash used in operating activities	(204,027)	-

Cash flow from financing activities
Proceeds from issuance of preferred stock	300,000	-
Net cash provided by financing activities	300,000	-

Net increase in cash and cash equivalents	95,973	-
Cash and cash equivalents at beginning of period
Cash and cash equivalents at end of period	$95,973	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information:
Conversion of series A preferred stock to notes payable - related party	$(1,000,000)	$-
Common stock issued for accrued severance	$37,500	$-
Common stock issued for accrued salary - related party	$54,615	$-

The accompanying notes are an integral part of these consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended November 30, 2021 and 2020

	Preferred Stock		Preferred Stock		Common Stock		Additional
	Shares Outstanding	Par Amount	Shares Outstanding	Par Amount	Shares Outstanding	Par Amount	Paid-in Capital	Accumulated Deficit	Total

Balance November 30, 2019	1	1	-	-	43,107,680	$4,312	$4,746,884	$(8,985,921)	$(4,234,724)
Net loss, for the year ended November 30, 2020	-	-	-	-	-	-	-	(129,745)	(129,745)
Balance November 30, 2020	1	$1	-	$-	43,107,680	$4,312	$4,746,884	$(9,115,666)	$(4,364,469)
Sales of preferred stock	-	-	900,000	900	-	-	299,100	-	300,000
Conversion of series A preferred stock to notes payable - related party	(1)	(1)	-	-	-	-	(999,999)	-	(1,000,000)
Common stock issued for services	-	-	-	-	50,000	5	2,495	-	2,500
Common stock issued for accrued severance	-	-	-	-	750,000	75	37,425	-	37,500
Common stock issued for accrued salary - related party	-	-	-	-	1,092,320	109	54,506	-	54,615
Net loss, for year ended November 30, 2021	-	-	-	-	-	-	-	(441,324)	(441,324)
Balance November 30, 2021	-	$-	900,000	$900	45,000,000	$4,501	$4,140,411	$(9,556,990)	$(5,411,178)

The accompanying notes are an integral part of these consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

Audited

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

In addition, the Sellers agreed to (i) pay to the Company, on the closing date of the Acquisition, $300,000 (the “Cash Consideration”), and (ii) transfer to the Company, on the closing date of the Acquisition, 400,000,000 HyFi Tokens (the “HyFi Token Consideration”). The Company used the Cash Consideration to bring the Company into a fully reporting status with the Securities and Exchange Commission (the “SEC”) and for public company operating expenses.

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of November 30, 2021, the Company had an accumulated deficit   of $9,556,990 and stockholders’ deficit of $5,411,178.

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

On June 29, 2021, the Sellers agreed to (i) pay to the Company, on the closing date of the Acquisition, $300,000 (the “Cash Consideration”), and (ii) transfer to the Company, on the closing date of the Acquisition, 400,000,000 HyFi Tokens (the “HyFi Token Consideration”). The Company used the Cash Consideration to bring the Company into a fully reporting status with the SEC and for public company operating expenses. During the year ended November 30, 2021 the Company sold a total of 4,125.000 tokens to two customers for a total of $175,000.

Concentration

Two customers account for 71% and 29% for a total of 100% during the year ended November 30, 2021.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On November 30, 2021, and November 30, 2020, the Company’s cash equivalents totaled $95,973 and $-0-, respectively.

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

Stockholders’ Equity

On July 28, 2021, the Company amended and restated its articles of incorporation, as amended, in order to, among other things, (i) increase the number of authorized shares of common stock from 100,000,000 to 500,000,000, (ii) increase the number of authorized shares of preferred stock from 10,000 to 5,000,000, and (iii) change the par value of the preferred stock from $1.00 par value per share to $0.0001 par value per share. As of November 30, 2021, the Company had authorized 500,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share. As of November 30, 2021, and November 30, 2020, respectively, there were 45,000,000 and 43,107,680 shares of common stock issued and outstanding, respectively, and 900,000 and 1 shares of preferred stock issued and outstanding, respectively.

Note 3. Notes Payable and Convertible Debt

Notes payable consists of the following:

	Balance	Interest Rate	Maturity
Demand loans	$551,167	4% to 8%	Various
Reclassification of accrued compensation to notes payable	143,031	8%	December 1, 2017
Balance –November 30, 2021 and November 30, 2020	$694,198

As of November 30, 2021 and November 30, 2020, all loans are past due and in default.

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

On December 3, 2013, the Company entered into convertible debt agreements with a third party investor totaling $62,500 at 8% interest, payable upon demand. The debt is convertible into shares of common stock at a conversion price of $0.10 per share, for any amount up to 50% of the original amount of the notes. As of November 30, 2021 and November 30, 2020, the note was in default.

On July 30, 2015, the Company entered into convertible debt agreements with a third party investor totaling $200,000 at 8% interest, due on December 31, 2015. The debt is convertible into shares of common stock at a conversion price of $0.15 per share. As of November 30, 2021 and November 30, 2020, the note was in default.

On May 23, 2016, the Company entered into convertible debt agreements with a third party investor totaling $25,000 at 8% interest, due on May 23, 2018. The debt is convertible into shares of common stock at a conversion price of $0.10 per share. As of November 30, 2021 and November 30, 2020, the note was in default.

On July 30, 2015, the Company entered into convertible debt agreements with a third party investor totaling $15,000 at 8% interest, due on May 23, 2018. The debt is convertible into shares of common stock at a conversion price of $0.15 per share. As of November 30, 2021 and November 30, 2020, the note was in default.

On July 30, 2015, the Company entered into convertible debt agreements with a third party investor totaling $15,000 at 8% interest, due on May 23, 2018. The debt is convertible into shares of common stock at a conversion price of $0.15 per share. As of November 30, 2021 and November 30, 2020, the note was in default.

Between December 3, 2014 and July 28, 2015, the Company issued a total of $113,031 in notes payable. Interest on the notes is payable at 8%. The loans were due prior to December 31, 2015 and are past due.

Accrued interest on notes payable and convertible debt at November 30, 2021 and November 30, 2020 amounted to $275,071 and $230,080, respectively, which is included as a component of accounts payable and accrued expenses.

Interest expense on notes payable and convertible debt with third parties amounted to $44,989 and $44,989 for the years ended November 30, 2021 and November 30, 2020, respectively.

Note 4. Related Party Transactions

On May 27, 2016, the former Chief Executive Officer, now our Chief Financial Officer,   agreed to reduce his accrued compensation by $206,250 as a contribution to additional paid in capital. He also agreed to reclassify $874,000 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid, accrued compensation will be paid with an amount decided by the Board. On June 1, 2016, he agreed to reduce his accrued compensation by $25,000 as a contribution to additional paid in capital. He also agreed to reduce his long term note by $214,000 as a contribution to additional paid in capital. As the Company was not funded prior to December 1, 2016, the Board of Directors reversed the contribution of accrued salaries. As of November 30, 2021 and November 30, 2020, the Chief Financial Officer   was owed $445,250 and   $445,250, respectively, of accrued compensation and accrued salary was reduced by $15,722.47. As of November 30, 2021 and November 30, 2020, the Chief Financial Officer was owed $805,637   and $779,238, respectively, of notes payable and accrued interest.

On May 27, 2016, the Director of Strategy agreed to reduce her accrued compensation by $206,250 as a contribution to additional paid in capital. She also agreed to reclassify $660,000   in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The total principal amount of $710,000 included three different notes totaling $50,000@ 8% interest. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid, accrued compensation will be paid with an amount decided by the Board. On June 1, 2016, she agreed to reduce her accrued compensation by $225,000 as a contribution to additional paid in capital. She also agreed to reduce her long term note by $9,583 as a contribution to additional paid in capital. As the Company was not funded prior to December 1, 2016, the Board of Directors reversed the contribution of accrued salaries. As of November 30, 2021 and November 30, 2020, the Director was owed a total of $440,833   and $440,833, respectively, of accrued compensation. As of November 30, 2021 and November 30, 2020, the Director was owed a total of $883,791   and $853,392, respectively, of notes payable and accrued interest. There was a reduction in the liability by share issuance of $27,308.

As of November 30, 2016, a related party investor advanced a total of $99,448 due on or before June 15, 2016. Pursuant to the agreement, the investor is allowed to convert 100% of the debt at a share price of $0.15. As of November 30, 2021 and November 30, 2020, the note was in default.

In March 2016, the Chief Operating Officer loaned to the Company $100,000. The loan bears interest at 8% and is due on or before March 2, 2018. Pursuant to the agreement, the investor is allowed to convert 100% of the debt on the maturity date at a share price of $0.15. The Company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on March 2, 2016 was $0.10 per share and, accordingly, there was deemed to be no Beneficial Conversion Factor. On May 18, 2016, the Chief Operating Officer loaned the Company an additional $50,000 with conversion rights at $0.10 per share. Therefore, effective May 18, 2016, $50,000 of the Chief Operating Officer’s note payable had conversion rights of $0.10 per share. The Company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on May 18, 2016 was $0.10 per share and accordingly there was deemed to be no Beneficial Conversion Factor. On May 23, 2016, a third-party investor loaned the Company $25,000 with conversion rights at $0.10 per share. Therefore, effective May 23, 2016, an additional $25,000 of the Chief Operating Officer’s $100,000 note payable had conversion rights of $0.10 per share. The Company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on May 18, 2016 was $0.10 per share and accordingly, was deemed to have no Beneficial Conversion Factor. As of November 30, 2021 and November 30, 2020, the note was in default.

In May 2016, the Chief Operating Officer made a loan of $50,000, bearing interest at 8% and due on or before May 18, 2018. The debt is convertible into shares of common stock at a conversion price of $0.10 per share. As of November 30, 2021 and November 30, 2020, the note was in default.

In July 2016, the Chief Operating Officer made a loan of $50,000 as collateral, bearing interest at 8% and due on or before July 31, 2018. The debt is convertible into shares of common stock at a conversion price of $0.10 per share. As of November 30, 2021 and November 30, 2020, the note was in default.

On June 29, 2021 the Company entered into an employment agreement with Robert Kohn. The Company agreed to an annual salary of $150,000 beginning On September 30, 2021. As of November 30, 2021 the Company accrued $25,000.

During the year ended November 30, 2021 the Company issued 17,500,000 HyFi Tokens to related parties for the purchase of technology. The Technology has a historical value of $0. In addition, the Company issued Troy MacDonald 175,000 HyFi Tokens as consideration for his sale of HyFi tokens at 5% of the related token sales.

Accrued interest on related party notes payable and convertible debt at November 30, 2021 and November 30, 2020, amounted to $484,156 and $399,397, respectively, and is a component of accounts payable and accrued expenses – related parties.

Interest expense on notes payable and convertible debt with related parties amounted to $84,758 and $84,758 for the years ended November 30, 2021 and November 30, 2020, respectively.

The Company has separated accounts payable and accrued expenses on the balance sheet to reflect amounts due to related parties primarily consisting of officer compensation, health insurance, interest on notes and reimbursable expenses to officers for travel, meals and entertainment, vehicle and other related business expenses.

Note 5. Senior Promissory Note – related party

On June 29, 2021, the Closing Date, the Company and CEP entered into the Redemption Agreement, dated as of June 29, 2021, pursuant to which the Company redeemed the Series A Share. On the Closing Date, as provided in the Redemption Agreement, the Company issued to CEP the Note in the principal amount of $1,000,000 with an interest rate of 6% per annum. The Series A Share will be held in escrow. If an Event of Default (as defined in the Note) occurs under the Note, then the Company will direct the escrow agent to release the Series A Share to CEP; provided, however, that CEP will also retain all rights and privileges under the Note (and the Company will remain bound to all obligations under Note) even if the Series A Share is required to be released by the escrow agent to CEP as provided in the Redemption Agreement. For the avoidance of doubt, CEP will regain all rights, title, and interest in and to the Series A Share upon the occurrence of an Event of Default under the Note, regardless of the amount of the outstanding balance owed under the Note at the time of the occurrence of an Event of Default under the Note. Accrued interest at November 30, 2021 amounted to $25,315.

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

On June 29, 2021, the Sellers agreed to (i) pay to the Company, on the closing date of the Acquisition, $300,000 (the “Cash Consideration”), and (ii) transfer to the Company, on the closing date of the Acquisition, 400,000,000 HyFi Tokens (the “HyFi Token Consideration”). The Company used the Cash Consideration to bring the Company into a fully reporting status with the SEC and for public company operating expenses.

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

Pursuant to the terms of the APA, the parties agreed that the Series C preferred stock will have the following terms, among others:

1. Authorized Shares of Series C Preferred Stock. The number of authorized shares of Series C preferred stock will be 900,000.

2. Conversion. Subject to the other terms and conditions in the certificate of designation, a Series C preferred stock holder will have the right from time to time and at any time following the date that is one year after the date on the signature page of the certificate of designations to convert each outstanding share of Series C preferred stock into 450 shares of Company common stock. Based on the number of shares of common stock issued and outstanding as of November 30, 2021, if all of the 900,000 shares of Series C preferred stock are issued and subsequently converted, the holders of the converted stock will hold 90% of the issued and outstanding shares of common stock.

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

On July 28, 2021, the Company amended and restated its articles of incorporation, as amended, in order to, among other things, (i) increase the number of authorized shares of common stock from 100,000,000 to 500,000,000, (ii) increase the number of authorized shares of preferred stock from 10,000 to 5,000,000, and (iii) change the par value of the preferred stock from $1.00 par value per share to $0.0001 par value per share. As of November 30, 2021, the Company had authorized 500,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share. As of November 30, 2021, and November 30, 2020, respectively, there were 45,000,000 and 43,107,680 shares of common stock issued and outstanding, and 900,000 and 1 shares of preferred stock issued and outstanding, respectively.

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

Note 8. Subsequent Events

On October 7, 2021, the Company filed a certificate of amendment (the “Certificate of Amendment”) to its amended and restated articles in the State of Nevada and with FINRA, in order to change its corporate name from BioPower Operations Corporation. to HyFi Corp (the “Name Change”). The State of Nevada has officially changed the name of the Company to HYFI Corp. The Name Change and stock symbol change is expected to be effective in the coming weeks, following clearance by the Financial Industry Regulatory Authority (FINRA).

