Form 10-Q
period 2022-02-28
Biopower Operations Corp
filed 2022-04-11
CIK 1510832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file number: 000-53274

BioPower Operations Corporation

(Exact name of registrant as specified in its charter)

Nevada	27-4460232
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20801 Biscayne Blvd., Suite 403 Aventura, FL. 33180
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

As of April 11, 2022, the registrant had 45,625,000 shares of common stock outstanding.

BIOPOWER OPERATIONS CORPORATION

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BioPower Operations Corporation and Subsidiaries

Consolidated Balance Sheets

	February 28,	November 30
	2022	2021

Assets
Current assets
Cash	$8,481	$95,973
Accounts receivable	200,000
Prepaid expenses	20,000	-
Total assets	$228,481	$95,973

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$556,037	$563,967
Accounts payable and accrued expenses - related party	1,669,926	1,530,668
Notes payable	130,671	130,671
Convertible debt	368,031	368,031
Convertible debt - related parties,	399,447	399,447
Notes payable Senior secured - related party	1,000,000	1,000,000
Notes payable	193,667	193,667
Notes payable - related parties	1,320,700	1,320,700
Total current liabilities	5,638,479	5,507,151

Commitments and Contingencies (Note 9)	-	-

Stockholders’ deficit
Preferred stock - Series A, $1.00 par value: 10,000 authorized, 0 and 1 shares issued and outstanding on February 28, 2022 and November 30, 2021, respectively	-	-
Preferred stock - Series C, $.001 par value: 5,000,000 authorized, 900,000 and 0 shares issued and outstanding on February 28, 2022 and November 30, 2021, respectively	900	900
Common stock, $.0001 par value: 500,000,000 authorized; 45,000,000 and 45,000,000 issued and outstanding on February 28, 2022 and November 30, 2021, respectively	4,501	4,501
Additional paid-in capital	4,140,411	4,140,411
Accumulated deficit	(9,555,810)	(9,556,990)
Total stockholders’ deficit	(5,409,998)	(5,411,178)
Total liabilities and stockholders’ deficit	$228,481	95,973

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended February 28,
	2022	2021
Revenue	$200,000	$-

Operating expenses
Selling, general and administrative expenses	151,425	-
Total operating expenses	151,425	-

Income from Operations	48,575	-

Other expenses
Interest expense	(11,247)	(11,247)
Interest expense -related party	(36,148)	(21,189)
Total other expenses	(47,395)	(32,436)

Net income / (loss)	$1,180	$(32,436)

Net income / (loss) per common share: basic and diluted	$0.00	$(0.00)

Weighted average common shares outstanding: basic and diluted	45,000,000	45,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the three months ended February 28,
	2022	2021
Cash flows from operating activities
Net income	$1,180	$(32,436)
Adjustments to reconcile net loss to net
Changes in operating assets and liabilities
Increase in accounts receivable	(200,000)	-
Increase in prepaid expenses	(20,000)	-
Accounts payable and accrued expenses	(7,929)	11,247
Accounts payable and accrued expenses - related party	139,257	21,189
Net cash used in operating activities	(87,492)	-

Net increase in cash and cash equivalents	(87,492)	-
Cash and cash equivalents at beginning of period	95,973
Cash and cash equivalents at end of period	$8,481	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended February 28, 2022 and February 28, 2021

(Unaudited)

	Preferred Stock - Series A		Preferred Stock		Common Stock		Additional
	Shares	Par	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance November 30, 2020	1	1	-	-	43,107,680	$4,312	$4,746,884	$(9,115,666)	$(4,364,469)
Net loss, for three months ended February 28, 2021	-	-	-	-	-	-	-	(32,436)	(32,436)
Balance February 28, 2021	1	$1	-	$-	43,107,680	$4,312	$4,746,884	$(9,148,102)	$(4,396,905)

Balance November 30, 2021	1	$1	900,000	$900	45,000,000	$4,500	$4,140,411	$(9,556,990)	$(5,411,178)
Net income for three months ended February 28, 2022	-	-	-	-	-	-	-	1,180	1,180
Balance February 28, 2022	1	$1	900,000	$900	45,000,000	$4,500	$4,140,411	$(9,555,810)	$(5,409,998)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

February 28, 2022

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

Pursuant to the terms of the APA, the Company agreed to acquire from the Sellers, and the Sellers agreed to sell to the Company, certain assets comprised of the goodwill, intellectual property, business proprietary know-how and trade secrets, intangible property and other assets of Sellers’ business with respect to HyFi, and any and all rights of Sellers in and to the foregoing (the “Assets”), and certain governance/utility virtual tokens (collectively, the “HyFi Tokens”) expected to be used as a means of payment on the HyFi Platform, as hereinafter defined (the “Acquisition”). The “HyFi Platform” refers to the HyFi Decentralized Finance (“DeFi”) exchange marketplace using blockchain platform technology. The DeFi principles are based on an ecosystem of financial services utilizing tokenization and non-fungible tokens (“NFTs”) in connection with qualifying products, licenses and projects.

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

Note 2. Summary of Significant Accounting Policies

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements at filed as part of the Company’s Annual Report on Form 10-K with the SEC on February 17, 2022.

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of February 28, 2022, the Company had an accumulated deficit of $9,555,810 and stockholders’ deficit of $5,409,998.

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

Accounts Receivable

Accounts receivable are recorded at fair value on the date revenue is recognized. The Company provides allowances for doubtful accounts for estimated losses resulting from the inability of its customers to repay their obligation. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to repay, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on specific customer identification and historical collection experience adjusted for existing market conditions. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense.

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made.

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

Concentration

One customers account for 100% of sales during the three months ended February 28, 2022.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On February 28, 2022, and November 30, 2021, the Company’s cash equivalents totaled $8,481 and $95,973, respectively.

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

Stockholders’ Equity

On July 28, 2021, the Company amended and restated its articles of incorporation, as amended, in order to, among other things, (i) increase the number of authorized shares of common stock from 100,000,000 to 500,000,000, (ii) increase the number of authorized shares of preferred stock from 10,000 to 5,000,000, and (iii) change the par value of the preferred stock from $1.00 par value per share to $0.0001 par value per share. As of November 30, 2021, the Company had authorized 500,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share. As of February 28, 2022, and November 30, 2021, respectively, there were 45,000,000 and 45,000,000 shares of common stock issued and outstanding, respectively, and 900,000 and 1 shares of preferred stock issued and outstanding, respectively.

Note 3. Notes Payable and Convertible Debt

Notes payable consists of the following:

	Balance	Interest Rate	Maturity
Demand loans	$551,167	4% to 8%	Various
Reclassification of accrued compensation to notes payable	143,031	8%	December 1, 2017
Balance –February 28, 2022 and November 30, 2021	$694,198

As of February 28, 2022 and November 30, 2021, all loans are past due and in default.

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

On December 3, 2013, the Company entered into convertible debt agreements with a third-party investor totaling $62,500 at 8% interest, payable upon demand. The debt is convertible into shares of common stock at a conversion price of $0.10 per share, for any amount up to 50% of the original amount of the notes. As of February 28, 2022 and November 30, 2021, the note was in default.

On July 30, 2015, the Company entered into convertible debt agreements with a third-party investor totaling $200,000 at 8% interest, due on December 31, 2015. The debt is convertible into shares of common stock at a conversion price of $0.15 per share. As of February 28, 2022 and November 30, 2021, the note was in default.

On May 23, 2016, the Company entered into convertible debt agreements with a third-party investor totaling $25,000 at 8% interest, due on May 23, 2018. The debt is convertible into shares of common stock at a conversion price of $0.10 per share. As of February 28, 2022 and November 30, 2021, the note was in default.

On July 30, 2015, the Company entered into convertible debt agreements with a third-party investor totaling $15,000 at 8% interest, due on May 23, 2018. The debt is convertible into shares of common stock at a conversion price of $0.15 per share. As of February 28, 2022 and November 30, 2021, the note was in default.

On July 30, 2015, the Company entered into convertible debt agreements with a third-party investor totaling $15,000 at 8% interest, due on May 23, 2018. The debt is convertible into shares of common stock at a conversion price of $0.15 per share. As of February 28, 2022 and November 30, 2021, the note was in default.

Between December 3, 2014 and July 28, 2015, the Company issued a total of $113,031 in notes payable. Interest on the notes is payable at 8%. The loans were due prior to December 31, 2015 and are past due.

Accrued interest on notes payable and convertible debt at February 28, 2022 and November 30, 2021 amounted to $286,318 and $275,071, respectively, which is included as a component of accounts payable and accrued expenses.

Interest expense on notes payable and convertible debt with third parties amounted to $11,247 and $11,247 as of February 28, 2022 and February 28, 2021 respectively.

Note 4. Related Party Transactions

On May 27, 2016, the former Chief Executive Officer, now our Chief Financial Officer, agreed to reduce his accrued compensation by $206,250 as a contribution to additional paid in capital. He also agreed to reclassify $874,000 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid, accrued compensation will be paid with an amount decided by the Board. On June 1, 2016, he agreed to reduce his accrued compensation by $25,000 as a contribution to additional paid in capital. He also agreed to reduce his long term note by $214,000 as a contribution to additional paid in capital. As the Company was not funded prior to December 1, 2016, the Board of Directors reversed the contribution of accrued salaries. As of February 28, 2022 and November 30, 2021, the Chief Financial Officer was owed $445,250 and $445,250, respectively, of accrued compensation and accrued salary was reduced by $15,722.47. As of February 28, 2022 and November 30, 2020, the Chief Financial Officer was owed $805,637 and $805,637, respectively, of notes payable and accrued interest.

On May 27, 2016, the Director of Strategy agreed to reduce her accrued compensation by $206,250 as a contribution to additional paid in capital. She also agreed to reclassify $660,000 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The total principal amount of $710,000 included three different notes totaling $50,000@ 8% interest. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid, accrued compensation will be paid with an amount decided by the Board. On June 1, 2016, she agreed to reduce her accrued compensation by $225,000 as a contribution to additional paid in capital. She also agreed to reduce her long term note by $9,583 as a contribution to additional paid in capital. As the Company was not funded prior to December 1, 2016, the Board of Directors reversed the contribution of accrued salaries. As of February 28, 2022 and November 30, 2021, the Director was owed a total of $440,833 and $440,833, respectively, of accrued compensation. As of February 28, 2022 and November 30, 2021, the Director was owed a total of $883,791 and $883,791, respectively, of notes payable and accrued interest. There was a reduction in the liability by share issuance of $27,308.

As of November 30, 2016, a related party investor advanced a total of $99,448 due on or before June 15, 2016. Pursuant to the agreement, the investor is allowed to convert 100% of the debt at a share price of $0.15. As of February 28, 2022 and November 30, 2021, the note was in default.

In March 2016, the Chief Operating Officer loaned to the Company $100,000. The loan bears interest at 8% and is due on or before March 2, 2018. Pursuant to the agreement, the investor is allowed to convert 100% of the debt on the maturity date at a share price of $0.15. The Company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on March 2, 2016 was $0.10 per share and, accordingly, there was deemed to be no Beneficial Conversion Factor. On May 18, 2016, the Chief Operating Officer loaned the Company an additional $50,000 with conversion rights at $0.10 per share. Therefore, effective May 18, 2016, $50,000 of the Chief Operating Officer’s note payable had conversion rights of $0.10 per share. The Company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on May 18, 2016 was $0.10 per share and accordingly there was deemed to be no Beneficial Conversion Factor. On May 23, 2016, a third-party investor loaned the Company $25,000 with conversion rights at $0.10 per share. Therefore, effective May 23, 2016, an additional $25,000 of the Chief Operating Officer’s $100,000 note payable had conversion rights of $0.10 per share. The Company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on May 18, 2016 was $0.10 per share and accordingly, was deemed to have no Beneficial Conversion Factor. As of February 28, 2022 and November 30, 2021, the note was in default.

In May 2016, the Chief Operating Officer made a loan of $50,000, bearing interest at 8% and due on or before May 18, 2018. The debt is convertible into shares of common stock at a conversion price of $0.10 per share. As of February 28, 2022 and November 30, 2021, the note was in default.

In July 2016, the Chief Operating Officer made a loan of $50,000 as collateral, bearing interest at 8% and due on or before July 31, 2018. The debt is convertible into shares of common stock at a conversion price of $0.10 per share. As of February 28, 2022 and November 30, 2021, the note was in default.

On June 29, 2021 the Company entered into an employment agreement with Robert Kohn. The Company agreed to an annual salary of $150,000 beginning on September 30, 2021. As of February 28, 2022 and November 30, 2021 the Company accrued $62,500 and $25,000, respectively.

During the year ended November 30, 2021 the Company issued 17,500,000 HyFi Tokens to related parties for the purchase of technology. The Technology has a historical value of $0. In addition, the Company issued Troy MacDonald 175,000 HyFi Tokens as consideration for his sale of HyFi tokens at 5% of the related token sales.

Accrued interest on related party notes payable and convertible debt at February 28, 2022 and November 30, 2021, amounted to $505,345 and $484,156, respectively, and is a component of accounts payable and accrued expenses – related parties.

Interest expense on notes payable and convertible debt with related parties amounted to $21,189 and $21,189 as of February 28, 2022 and February 28, respectively.

The Company has separated accounts payable and accrued expenses on the balance sheet to reflect amounts due to related parties primarily consisting of officer compensation, health insurance, interest on notes and reimbursable expenses to officers for travel, meals and entertainment, vehicle and other related business expenses.

Note 5. Senior Promissory Note – related party

On June 29, 2021, the Closing Date, the Company and CEP entered into the Redemption Agreement, dated as of June 29, 2021, pursuant to which the Company redeemed the Series A Share. On the Closing Date, as provided in the Redemption Agreement, the Company issued to CEP the Note in the principal amount of $1,000,000 with an interest rate of 6% per annum. The Series A Share will be held in escrow. If an Event of Default (as defined in the Note) occurs under the Note, then the Company will direct the escrow agent to release the Series A Share to CEP; provided, however, that CEP will also retain all rights and privileges under the Note (and the Company will remain bound to all obligations under Note) even if the Series A Share is required to be released by the escrow agent to CEP as provided in the Redemption Agreement. For the avoidance of doubt, CEP will regain all rights, title, and interest in and to the Series A Share upon the occurrence of an Event of Default under the Note, regardless of the amount of the outstanding balance owed under the Note at the time of the occurrence of an Event of Default under the Note. Accrued interest parties amounted to $40,274 and $25,315 as of February 28, 2022 and November 30, 2021, respectively. Interest expense for the three months ended February 28, 2022 amounted to $14,959.

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

On July 28, 2021, the Company amended and restated its articles of incorporation, as amended, in order to, among other things, (i) increase the number of authorized shares of common stock from 100,000,000 to 500,000,000, (ii) increase the number of authorized shares of preferred stock from 10,000 to 5,000,000, and (iii) change the par value of the preferred stock from $1.00 par value per share to $0.0001 par value per share. As of November 30, 2021, the Company had authorized 500,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share. As of February 28, 2022, and November 30, 2021, respectively, there were 45,000,000 and 45,000,000 shares of common stock issued and outstanding, and 900,000 and 1 shares of preferred stock issued and outstanding, respectively.

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

Note 8. Subsequent Events

Subsequent to February 28, 2022, on March 4, 2022, the Company issued 625,000 shares of restricted common stock to a Canadian investor for $0.40 per share for a total purchase price of $250,000, which the Company received on March 10, 2022.

On March 4, 2022, the Company sold 760,000 HyFi Tokens to an Ecuadorian buyer for a total purchase price of $38,000, which the Company received on March 14, 2022.

On March 5, 2022, the Company sold 6,000,000 HyFi Tokens to a Canadian buyer for a total purchase price of $240,000, which the Company received on March 18, 2022.

On April 6, 2022, the Company entered into an agreement (the “Sanctum Agreement”) with Sanctum Studios (“Sanctum”) relating to The Athena Project. Pursuant to the terms of the Sanctum Agreement, Sanctum agreed to conceptualize, create and produce a collection of 20,000 digital art assets based on the Greek Goddess Athena, in exchange for payment by the Company of $121,000 and certain variable rate payments depending on the number of vaults sold by the Company. The $121,000 is payable by the Company in three equal installments of $40,333.33 due on April 4, 2022, May 19, 2022 and July 1, 2022. The Sanctum deliverables are due by July 1, 2022 or earlier, as set forth in the Sanctum Agreement. The Company announced this material definitive agreement and associated Press Release, incorporated by reference, on a Current Report on Form 8-K which was filed with the SEC on April 7, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the fiscal year ended November 30, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2021, filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2022.

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

Overview

BioPower Operations Corporation (“we,” “our,” “BioPower”, or the “Company”) was organized in Nevada on January 5, 2011. From February 2017 to February 17, 2022, the Company was a shell company.

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

Also on June 29, 2021, the following individuals were appointed to serve as officers of the Company:

Troy MacDonald, Chief Executive Officer

Robert Kohn, Chief Financial Officer

Adam Benchaya, President and Chief Marketing Officer

The HyFi Platform

We are a U.S.-based fintech company that has developed and owns an innovative blockchain technology called “HyFi”. We license, operate and enable tokenized economies for various DeFi marketplaces and intend to utilize HyFi technology with our membership programs. We intend that the HyFi DeFi Marketplace shall be used by client issuers who register offerings with the SEC or comparable regulators located overseas, to offer NFT initial license offerings (“ILOs”), bridge loan offerings (“BLOs”), and pre-initial public offerings (“IPOs”).

Any “fractionalized interest” – as described hereinafter – in any NFT, licensing fee or loan would be subject to a registered or exempt securities offering, in that such “fractionalized interest” would qualify as an investment contract similar to a security, consistent with the prevailing interpretation at issue in the U.S. Supreme Court decision found in Securities and Exchange Commission v. W. J. Howey Co., 328 U.S. 293 (1946), also known as the Howey Test.

The HyFi technology is also a candidate infrastructure for use in the metaverse and play-to-earn GameFi industry. HyFi technology allows users to securely own assets or items and move them across different platforms without the need for a central party’s permission. The HyFi technology is expected to allow for transparent trading of decentralized assets like NFTs and other digital assets. The DeFi principles are based on the creation of an innovative ecosystem of financial services accessible to anyone with internet access.

The HyFi token is featured on the HyFi DeFi Marketplace used as a payment token for transaction fees, for membership as well as for purchase of the Vault Programs. The HyFi DeFi Marketplace ecosystem is built on a combination of tokens to support its economy.

Proposed HyFi DeFi and CeDeFi Marketplace Types

Utilizing our HyFi blockchain technology, we are developing the following proposed DeFi marketplaces:

1. NFT Marketplace for ILOs. Project developers and technology companies in the areas of renewable energy, environmental, agri-food and other important markets can raise money by incentivizing investors with part of licensing fee related income, through tokenized technology licenses and projects enabled by NFTs. We intend to also provide access to related off-take commodity supply contracts enabled by tokenized smart contracts.

2. BLOs for Businesses. Investors will also be able to purchase a fractionalized interest in an expected income return for the BLOs.

3. Pre-IPO Market Offerings. We expect that investors will be able to purchase a fractionalized interest in an expected income return, as well as option for shares of common stock from IPO pre-public offerings.

4. Traditional NFT Marketplace. We expect to provide a traditional NFT marketplace for offerings focused on appreciating one-of-a-kind assets, including but not limited to artwork, collectibles, memorabilia, jewelry and gemstones.

5. CeDeFi Exchanges. Our initial CeDeFi exchange will focus on membership. We intend, in the future, to trade commodities and other tokens using the HyFi blockchain technology and ecosystem, which will require licensing as an Alternative Trading System (ATS) or as a Broker-Dealer.

6. Metaverse & GameFi. We intend to enable our DeFi infrastructure for use with the Metaverse and GameFi.

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

NFT ILO Marketplace

ILO tokens are sub-class of tokens which are created to allow for fractional ownership of an NFT from an owner issuer that seeks to raise money for the development of new projects, technologies, intellectual property, licenses, brands, etc. A key distinguishing element of the HyFi marketplace is the fractionalization of the NFT that aggregates the investor contribution capability of many. On the HyFi Platform, the issuer is able to sell a percentage interest in its license in order to raise capital.

HyFi intends to introduce the ILO to investors and to a global network of brokers who are incentivized to introduce investors (institutional investors, corporations, family offices, private wealth and individuals) who may buy fractional interests (ILO Tokens) of the license offering.

Traditional NFT Marketplace

We intend to establish an NFT marketplace for appreciating one-of-a-kind asset NFTs via tokenized NFT offerings, including but not limited to the following:

●	Artwork

●	Collectibles

●	Memorabilia

●	Music libraries

●	Intellectual property rights

●	Collectibles

●	Precious metals/gems

We intend to offer cash flow generating NFTs, on full or fractional ownership basis, in the following major areas as conceptualized below:

●	We anticipate that NFTs may be created, representing up to a 49% ownership interest of a license to a particular geographic market (example: India). There would also be a subclass of tokens that represent an opportunity for numerous participants to have fractional ownership of, and participation in, the unique one-of-a-kind exclusive license NFTs. We expect that those NFTs would be tradeable on the commodities section of the HyFi Platform once certain conditions have been met.

●	We also expect that there may be NFTs issued for qualified projects related to renewable energy, waste to energy, agricultural and other approved projects showing potential and promise in their respective industry sectors.

●	Ownership of technology licenses: We expect that NFTs may represent part or full ownership of technology licenses across many markets. Each such market is expected to include horizontal and vertical markets. For example, let’s assume that a given energy market could include the horizontal energy markets of green hydrogen and its many uses, electric generation, biofuels for marine, aviation and transportation and hydrogen fueling station networks. NFTs could also represent part or full ownership of a technology license in a specific geographic territory or vertical market.

●	Physical projects related to renewable energy, environmental, agricultural and humanitarian causes. NFTs could be issued to represent an opportunity to invest in projects in any of the aforementioned categories.

●	Other approved cases. In the future we may consider NFTs in the areas of medicine, space, internet & computing, artificial intelligence, robotics and nanotechnology, for example.

There can be no assurance that any of the above market segments will materialize, or lead to any customers or revenue.

Bridge Loan Offerings (BLO) Marketplace

We intend to establish a NFT marketplace for bridge loans via tokenized NFT offerings, including the following:

●	Fractional ownership of loan contracts, expected to be typically high yielding

●	Funds to be used for construction projects related to renewable energy, environment, agriculture, new technology, medical, humanitarian projects and pre-SPAC and pre-IPO companies

●	Other approved licenses and projects

“BLO Tokens” are a sub-class of tokens created to allow for fractional ownership of a unique NFT loan contract offered by an Issuer that seeks to borrow money for typically a short period of time for a number of critical business reasons while it is awaiting the arrival of expected incoming capital which would be used to pay back the loan, with interest. It is the fractionalization of the BLO NFT into BLO Tokens that aggregates the funding capability.

There can be no assurance that any of the above market segments will materialize, or lead to any customers or revenue.

In addition, we expect that commodities can be traded in the future on a to-be-formed HyFi Commodities Platform which would need to be licensed as an ATS and/or commodity exchange.

●	We expect to have an initial emphasis on renewable energy, waste to energy and agri-foods via tokenized futures blockchain based smart contracts.

●	The trading of certain commodities (e.g., green hydrogen production) would occur in most cases without any physical delivery obligation, and with electronic settlement only. Traders would purchase tokens to participate in the trading of those commodities. In some cases, commodities could be offered with a physical delivery option.

●	Commodity future supply contracts: A futures contract is a legal agreement to buy or sell a particular commodity asset at a predetermined price at a specified time in the future. The seller of the futures contract is taking on the obligation to provide and deliver the underlying commodity at the contract’s expiration date. Futures contracts are available for every category of commodity. Some manufacturers and service providers use futures contracts as part of their budgeting process to normalize expenses and reduce cash flow-related headaches. Manufacturers and service providers that rely on commodities for their production process may take a position in the commodities markets as a way of reducing their risk of financial loss due to a change in price. There are many advantages to futures contracts as a method of participating in the commodities market. We believe that analysis can be easier because of the underlying commodity.

Proposed NFT Vault Programs

The HyFi NFT Vault Programs are being developed for two main purposes: (1) to create an immediate and sustainable path to revenue for the Company by creating a unique NFT, to be coupled with other opportunities associated with an Art collectible(s); and (2) accelerating user participation by providing a main entry point to become a member and begin interacting with the HyFi DeFi Marketplace and other DeFi marketplaces.

The HyFi NFT Vault Program will be the “Front Door” to HyFi and its DeFi marketplaces positioned as a well-rounded tool-kit for all that is needed to interact with HyFi DeFi Marketplace, plus a bonus of an Art asset(s) collectible.

When a user purchases a HyFi NFT Vault it contains an assortment of items such as:

1) An Art Collectible(s) with 1 in 5 chances of getting a Premier Art Collectible*;

2) A Pro or Ultimate Lifetime HyFi Membership - 1 in 5 chances of getting an Ultimate Lifetime Membership and 4 in 5 chances of getting a 2-year Pro Membership;

3) Gift Vouchers, to be used in the marketplaces or subsequent HyFi NFT Vault purchases;

4) HyFi Tokens to be used for further purchases of HyFi NFT Vaults, membership items and in the marketplaces.

*Art Assets/ Collectibles/ Art Items. (The inclusion of the Art assets should qualify the Vault to be listed on various Art focused NFT marketplaces such as OpenSea)

We intend to sell the HyFi NFT Vaults to individuals and businesses. Various businesses have approached the Company to use our HyFi Vaults and put some of their gaming, collectibles and promotional items in the HyFi NFT Vault.

We expect variances in the types of assets/ items being offered in the potential various HyFi NFT Vault Programs. There can be no assurance any further Vault programs will be launched after the first HyFi NFT Vault.

Proposed Membership Plan

We have been working on developing and finalizing a Membership Program which will enable members to earn money from referrals of companies and individuals to our DeFi Marketplace, as well as referral fee income for introducing other members. Members may also receive discounts for HyFi packaged financial products and tokens.

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

On October 7, 2021, the Company filed a certificate of amendment (the “Certificate of Amendment”) to its amended and restated articles in order to change its corporate name from BioPower Operations Corporation. to HyFi Corp (the “Name Change”). Although the Name has been changed by the State of Nevada, the Name and Stock Symbol Change will only be effective following clearance by the Financial Industry Regulatory Authority (FINRA).

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

Plan of Operation

We were dormant from February 2017 to June 29, 2021.

We are working to develop and implement our HyFi Vault Programs and DeFi Marketplace. We are focused on completing the launch of our first Vault Program and continue to work on the regulatory and technology needs for our full launch of the DeFi Marketplace.

The Company has been in discussions with various companies in energy and agriculture who are interested in listing their NFTs on the ILO, BLO and NFT enabled HyFi DeFi Marketplace. At the same time, we are working with our vendors to build out the DeFi Marketplace. There can be no assurance that any of the above market segments will materialize, or lead to any customers or revenue.

Limited Operating History; Need for Additional Capital

We cannot guarantee we will be successful in our business operations. We have generated limited revenue since inception. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to the price and cost increases in supplies and services.

If we are unable to meet our needs for cash from either our operations, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

Liquidity and Capital Resources

For the three months ended February 28, 2022, we had $200,000 in revenue from the sale of HyFi Tokens amounting to an increase of $200,000 over $0 revenue for the three months ended February 28, 2021 when we were not in operation. Our Net income from operations at February 28, 2022, was $1,180, resulting from $200,000 in revenue, $151,425 in selling, general and administrative expenses and $47,395 in interest expenses which resulted in an increase of $33,616 versus a Net loss of $32,436 for the three months ended February 28, 2021 when we had $32,436 in interest expenses against $0 revenues.

	For the three months ended February 28,
	2022	2021
Revenue	$200,000	$-

Operating expenses
Selling, general and administrative expenses	151,425	-
Total operating expenses	151,425	-

Loss from operations	48,575	-

Other expenses
Interest expense	(11,247)	(11,247)
Interest expense -related party	(36,148)	(21,189)
Total other expenses	(47,395)	(32,436)

Net income / (loss)	$1,180	$(32,436)

On June 29, 2021 (“Closing Date”), the Company entered into an Asset Purchase Agreement (the “APA”) with Rafael Ben Shaya, Troy MacDonald, Adam Benchaya, Thomas Perez, Tom Saban and Edouard Pouchoy (collectively, Messrs. Ben Shaya, MacDonald, Benchaya, Perez, Saban and Pouchoy are referred to herein as the “Sellers”).

Pursuant to the terms of the APA, the Company agreed to acquire from the Sellers, and the Sellers agreed to sell to the Company, certain assets comprised of the goodwill, intellectual property, business proprietary know-how and trade secrets, intangible property and other assets of Sellers’ business with respect to HyFi, and any and all rights of Sellers in and to the foregoing (the “Assets”), and certain governance/utility virtual tokens (collectively, the “HyFi Tokens”) expected to be used as a means of payment on the HyFi Platform, as hereinafter defined (the “Acquisition”). The “HyFi Platform” refers to the HyFi Decentralized Finance (“DeFi”) exchange marketplace using blockchain platform technology. The DeFi principles are based on an ecosystem of financial services utilizing tokenization and non-fungible tokens (“NFTs”) in connection with qualifying products, licenses and projects.

In addition, on the Closing Date, the Company acquired 400,000,000 HyFi Tokens and a cash consideration of $300,000 in exchange for an aggregate of 900,000 of the Company’s Series C preferred shares (“Series C Preferred Stock”) within 30 calendar days after the State of Nevada provides written confirmation of filing of the certificate of designation for the Series C preferred stock. On August 27, 2021, the Company filed with the State of Nevada a certificate of designations for the Series C preferred stock. The shares of Series C Preferred Stock issuable upon exercise thereof have not been registered under the Securities Act, nor qualified under applicable state securities laws. The Company used the Cash Consideration to bring the Company into a fully reporting status with the SEC and for public company operating expenses.

Also, on the Closing Date, the Company and China Energy Partners, LLC (“CEP”) entered into a share redemption agreement (the “Redemption Agreement”), dated as of the Closing Date, pursuant to which the Company redeemed one share of the Company’s Series A preferred stock from CEP (the “Series A Preferred Stock”). On the Closing Date, as provided in the Redemption Agreement, the Company issued to CEP a senior promissory note (the “Note”) in the principal amount of $1,000,000. The Series A Preferred Stock will be held in escrow. If an Event of Default (as defined in the Note) occurs under the Note, then the Company will direct the escrow agent to release the Series A Preferred Stock to CEP; provided, however, that CEP will also retain all rights and privileges under the Note (and the Company will remain bound to all obligations under Note) even if the Series A Preferred Stock is required to be released by the escrow agent to CEP as provided in the Redemption Agreement. For the avoidance of doubt, CEP will regain all rights, title, and interest in and to the Series A Preferred Stock upon the occurrence of an Event of Default under the Note, regardless of the amount of the outstanding balance owed under the Note at the time of the occurrence of an Event of Default under the Note. The shares of Series A Preferred Stock redeemable in accordance with the Redemption Agreement thereof have not been registered under the Securities Act, nor qualified under applicable state securities laws.

One customer accounts for 100% of sales during the three months ended February 28, 2022.

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On February 28, 2022, and November 30, 2021, the Company’s cash equivalents totaled $8,481 and $95,973, respectively.

There is no historical financial information about us upon which to base an evaluation of our performance. We have generated revenues from operations of $175,000 for the year ending November 30, 2021, $200,000 through February 28, 2022. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the launching of our games and market or wider economic downturns. We do not believe we have sufficient funds to operate our business for the next 12 months.

We have no assurance that future financing will be available to us on acceptable terms, or at all. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders. If we are unable to raise additional capital to maintain our operations in the future, we may be unable to carry out our full business plan or we may be forced to cease operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of February 28, 2022.

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

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended February 28, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s Annual Report on Form 10-K for the year ended November 30, 2021.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioPower Operations Corporation

Date: April 11, 2022	By:	/s/ Troy MacDonald
Troy MacDonald
Chief Executive Officer
(principal executive officer)

	By:	/s/ Robert D. Kohn
Robert D. Kohn
Chief Financial Officer
(principal financial officer and principal accounting officer)

