Form 10-Q
period 2022-05-31
Biopower Operations Corp
filed 2022-07-15
CIK 1510832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

As of July 15, 2022, the registrant had 45,625,000 shares of common stock outstanding.

BIOPOWER OPERATIONS CORPORATION

FORM 10-Q

2

BioPower Operations Corporation and Subsidiaries

Consolidated Balance Sheets

	May 31,	November 30
	2022	2021

Assets
Current assets
Cash and cash equivalents	$522,356	$95,973
Accounts receivable	331
Inventory	12,893
Prepaid expenses	77,593	-
Total assets	$613,173	$95,973

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$372,897	$563,967
Accounts payable and accrued expenses - related party	2,000,905	1,530,668
Notes payable	130,671	130,671
Convertible debt	368,031	368,031
Convertible debt - related parties,	399,447	399,447
Notes payable Senior secured - related party	1,000,000	1,000,000
Notes payable	193,667	193,667
Notes payable - related parties	1,320,700	1,320,700
Total current liabilities	5,786,318	5,507,151

Commitments and Contingencies (Note 9)	-	-

Stockholders’ deficit
Preferred stock - Series A, $1.00 par value: 10,000 authorized, 0 and 1 shares issued and outstanding on May 31, 2022 and November 30, 2021, respectively	-	-
Preferred stock - Series C, $.001 par value: 5,000,000 authorized, 900,000 and 0 shares issued and outstanding on May 31, 2022 and November 30, 2021, respectively	900	900
Common stock, $.0001 par value: 500,000,000 authorized; 45,625,000 and 45,000,000 issued and outstanding on May 31, 2022 and November 30, 2021, respectively	4,564	4,501
Additional paid-in capital	4,390,339	4,140,411
Accumulated deficit	(9,568,948)	(9,556,990)
Total stockholders’ deficit	(5,173,145)	(5,411,178)
Total liabilities and stockholders’ deficit	$613,173	95,973

The accompanying notes are an integral part of these consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Operations

	For the three Months Ended May 31,		For the six months ended May 31,
	2022	2021	2022	2021
Revenue:
Sale of Tokens	136,000	-	336,000	-
Sale of Tokens - related party	110,700	-	110,700	-
Total Revenue	$246,700	$-	$446,700	$-

Operating expenses
Selling, general and administrative expenses	212,443	8,081	363,868	8,081
Total operating expenses	212,443	8,081	363,868	8,081

Income / (Loss) from operations	34,257	(8,081)	82,832	(8,081)

Other expenses
Interest expense	(11,248)	(11,247)	(22,495)	(22,494)
Interest expense -related party	(36,147)	(21,189)	(72,295)	(42,378)
Total other expenses	(47,395)	(32,436)	(94,790)	(64,872)

Net loss	$(13,138)	$(40,517)	$(11,958)	$(72,953)

Net loss per common share: basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding: basic and diluted	45,597,826	43,107,680	45,302,198	43,107,680

The accompanying notes are an integral part of these consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the six months ended May 31,
	2022	2021
Cash flows from operating activities
Net loss	$(11,958)	$(72,953)
Adjustments to reconcile net loss to net
Changes in operating assets and liabilities
Increase in accounts receivable	(331)	-
Increase in prepaid expenses	(77,593)	-
increase in inventory	(12,893)
Accounts payable and accrued expenses	(191,071)	30,575
Accounts payable and accrued expenses - related party	470,238	42,378
Net cash used in operating activities	176,392	-

Cash flow from financing activities
Proceeds from issuance of common stock	249,991	-
Net cash provided by financing activities	249,991	-

Net increase in cash and cash equivalents	426,383	-
Cash and cash equivalents at beginning of period	95,973
Cash and cash equivalents at end of period	$522,356	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended May 31, 2022 and May 31, 2021

(Unaudited)

	Preferred Series C		Preferred Stock		Common Stock		Additional
	Shares	Par	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance February 29, 2021	-	-	-	-	43,107,680	$4,312	$4,746,884	$(9,148,101)	$(4,396,905)
Net loss, for the three months ended May 31,2021	-	-	-	-	-	-	-	(40,517)	(40,517)
Balance May 31, 2021	-	$-	-	$-	43,107,680	$4,312	$4,746,884	$(9,188,619)	$(4,437,422)

	Preferred Series C		Preferred Stock		Common Stock		Additional
	Shares	Par	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance February 29, 2022	-	$-	900,000	$900	45,000,000	$4,500	$4,140,411	$(9,555,809)	$(5,409,998)
Sale of common stock	-	-	-	-	625,000	63	249,928	-	249,991
Net loss, for the three months ended May 31,2022	-	-	-	-	-	-	-	(13,138)	(13,138)
Balance May 31, 2022	-	$-	900,000	$900	45,625,000	$4,563	$4,390,339	$(9,568,948)	$(5,173,145)

	Preferred Stock - Series A		Preferred Stock		Common Stock		Additional
	Shares	Par	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance November 30, 2020	1	1	-	-	43,107,680	$4,312	$4,746,884	$(9,115,666)	$(4,364,469)
	-	-	-	-	-	-	-	(72,953)	(72,953)
Balance May 31, 2021	1	$1	-	$-	43,107,680	$4,312	$4,746,884	$(9,188,619)	$(4,437,422)

Balance November 30, 2021	1	$1	900,000	$900	45,000,000	$4,500	$4,140,411	$(9,556,990)	$(5,411,178)
Sale of common stock	-	-	-	-	625,000	63	249,928	-	249,991
Net loss, for six months ended May 31, 2022	-	-	-	-	-	-	-	(11,958)	(11,958)
Balance May 31, 2022	1	$1	900,000	$900	45,625,000	$4,563	$4,390,339	$(9,568,948)	$(5,173,145)

BioPower Operations Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

May 31, 2022

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

On October 7, 2021, the Company filed a certificate of amendment (the “Certificate of Amendment”) to its amended and restated articles in the State of Nevada and with FINRA, in order to change its corporate name from BioPower Operations Corporation. to HyFi Corp (the “Name Change”). The State of Nevada has officially changed the name of the Company to HYFI Corp. The Name Change and stock symbol change will be effective for Securities and Exchange Commission or trading purposes until it is cleared by the Financial Industry Regulatory Authority (FINRA).

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of May 31, 2022, the Company had an accumulated deficit of $9,568,948 and stockholders’ deficit of $5,173,145.

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

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out basis and net realizable value. Net realizable value is defined as sales price less cost of completion, disposition and transportation and a normal profit margin. As of May 31, 2022 and November 30, 2021, inventory amounted to $12,893 and $0, respectively, which consisted of finished goods.

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

Concentration

Two customers, including one related party, account for 100% of sales during the three months ended May 31, 2022.

Five customers, including two related parties, account for 100% of sales during the six months ended May 31, 2022.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On May 31, 2022, and November 30, 2021, the Company’s cash equivalents totaled $522,356 and $95,973, respectively.

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

On March 4, 2022, the Company issued 625,000 shares of restricted common stock to a Canadian investor for $0.40 per share for a total purchase price of $250,000.

As of May 31, 2022, and November 30, 2021, respectively, there were 45,625,000 and 45,000,000 shares of common stock issued and outstanding, respectively, and 900,000 and 1 shares of preferred stock issued and outstanding, respectively.

Note 3. Notes Payable and Convertible Debt

Notes payable consists of the following:

	Balance	Interest Rate	Maturity
Demand loans	$551,167	4% to 8%	Various
Reclassification of accrued compensation to notes payable	143,031	8%	December 1, 2017
Balance –May 31, 2022 and November 30, 2021	$694,198

As of May 31, 2022 and November 30, 2021, all loans are past due and in default.

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

On December 3, 2013, the Company entered into convertible debt agreements with a third-party investor totaling $62,500 at 8% interest, payable upon demand. The debt is convertible into shares of common stock at a conversion price of $0.10 per share, for any amount up to 50% of the original amount of the notes. As of May 31, 2022 and November 30, 2021, the note was in default.

On July 30, 2015, the Company entered into convertible debt agreements with a third-party investor totaling $200,000 at 8% interest, due on December 31, 2015. The debt is convertible into shares of common stock at a conversion price of $0.15 per share. As of May 31, 2022 and November 30, 2021, the note was in default.

On May 23, 2016, the Company entered into convertible debt agreements with a third-party investor totaling $25,000 at 8% interest, due on May 23, 2018. The debt is convertible into shares of common stock at a conversion price of $0.10 per share. As of May 31, 2022 and November 30, 2021, the note was in default.

On July 30, 2015, the Company entered into convertible debt agreements with a third-party investor totaling $15,000 at 8% interest, due on May 23, 2018. The debt is convertible into shares of common stock at a conversion price of $0.15 per share. As of May 31, 2022 and November 30, 2021, the note was in default.

On July 30, 2015, the Company entered into convertible debt agreements with a third-party investor totaling $15,000 at 8% interest, due on May 23, 2018. The debt is convertible into shares of common stock at a conversion price of $0.15 per share. As of May 31, 2022 and November 30, 2021, the note was in default.

Between December 3, 2014 and July 28, 2015, the Company issued a total of $113,031 in notes payable. Interest on the notes is payable at 8%. The loans were due prior to December 31, 2015 and are past due.

Accrued interest on notes payable and convertible debt at May 31, 2022 and November 30, 2021 amounted to $297,565 and $275,071, respectively, which is included as a component of accounts payable and accrued expenses.

Interest expense on notes payable and convertible debt with third parties amounted to $11,247 and $11,247 for the three months ended May 31, 2022 and May 31, 2021 respectively. Interest expense on notes payable and convertible debt with third parties amounted to $22,494 and $22,494 for the six months ended May 31, 2022 and May 31, 2021 respectively.

Note 4. Related Party Transactions

On May 27, 2016, the former Chief Executive Officer, now our Chief Financial Officer, agreed to reduce his accrued compensation by $206,250 as a contribution to additional paid in capital. He also agreed to reclassify $874,000 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid, accrued compensation will be paid with an amount decided by the Board. On June 1, 2016, he agreed to reduce his accrued compensation by $25,000 as a contribution to additional paid in capital. He also agreed to reduce his long term note by $214,000 as a contribution to additional paid in capital. As the Company was not funded prior to December 1, 2016, the Board of Directors reversed the contribution of accrued salaries. As of May 31, 2022 and November 30, 2021, the Chief Financial Officer was owed $445,250 and $445,250, respectively, of accrued compensation and accrued salary was reduced by $15,722.47. As of May 31, 2022 and November 30, 2020, the Chief Financial Officer was owed $805,637 and $805,637, respectively, of notes payable and accrued interest.

On May 27, 2016, the Director of Strategy agreed to reduce her accrued compensation by $206,250 as a contribution to additional paid in capital. She also agreed to reclassify $660,000 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The total principal amount of $710,000 included three different notes totaling $50,000@ 8% interest. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid, accrued compensation will be paid with an amount decided by the Board. On June 1, 2016, she agreed to reduce her accrued compensation by $225,000 as a contribution to additional paid in capital. She also agreed to reduce her long term note by $9,583 as a contribution to additional paid in capital. As the Company was not funded prior to December 1, 2016, the Board of Directors reversed the contribution of accrued salaries. As of May 31, 2022 and November 30, 2021, the Director was owed a total of $440,833 and $440,833, respectively, of accrued compensation. As of May 31, 2022 and November 30, 2021, the Director was owed a total of $883,791 and $883,791, respectively, of notes payable and accrued interest. There was a reduction in the liability by share issuance of $27,308.

As of November 30, 2016, a related party investor advanced a total of $99,448 due on or before June 15, 2016. Pursuant to the agreement, the investor is allowed to convert 100% of the debt at a share price of $0.15. As of May 31, 2022 and November 30, 2021, the note was in default.

In March 2016, the Chief Operating Officer loaned to the Company $100,000. The loan bears interest at 8% and is due on or before March 2, 2018. Pursuant to the agreement, the investor is allowed to convert 100% of the debt on the maturity date at a share price of $0.15. The Company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on March 2, 2016 was $0.10 per share and, accordingly, there was deemed to be no Beneficial Conversion Factor. On May 18, 2016, the Chief Operating Officer loaned the Company an additional $50,000 with conversion rights at $0.10 per share. Therefore, effective May 18, 2016, $50,000 of the Chief Operating Officer’s note payable had conversion rights of $0.10 per share. The Company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on May 18, 2016 was $0.10 per share and accordingly there was deemed to be no Beneficial Conversion Factor. On May 23, 2016, a third-party investor loaned the Company $25,000 with conversion rights at $0.10 per share. Therefore, effective May 23, 2016, an additional $25,000 of the Chief Operating Officer’s $100,000 note payable had conversion rights of $0.10 per share. The Company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on May 18, 2016 was $0.10 per share and accordingly, was deemed to have no Beneficial Conversion Factor. As of May 31, 2022 and November 30, 2021, the note was in default.

In May 2016, the Chief Operating Officer made a loan of $50,000, bearing interest at 8% and due on or before May 18, 2018. The debt is convertible into shares of common stock at a conversion price of $0.10 per share. As of May 31, 2022 and November 30, 2021, the note was in default.

In July 2016, the Chief Operating Officer made a loan of $50,000 as collateral, bearing interest at 8% and due on or before July 31, 2018. The debt is convertible into shares of common stock at a conversion price of $0.10 per share. As of May 31, 2022 and November 30, 2021, the note was in default.

On June 29, 2021 the Company entered into an employment agreement with Robert Kohn. The Company agreed to an annual salary of $150,000 beginning on September 30, 2021. As of May 31, 2022 and November 30, 2021 the Company accrued $100,000 and $25,000, respectively.

During the year ended November 30, 2021 the Company issued 17,500,000 HyFi Tokens to related parties for the purchase of technology. The Technology has a historical value of $0. In addition, the Company issued Troy MacDonald 175,000 HyFi Tokens as consideration for his sale of HyFi tokens at 5% of the related token sales.

Accrued interest on related party notes payable and convertible debt at May 31, 2022 and November 30, 2021, amounted to $526,534 and $484,156, respectively, and is a component of accounts payable and accrued expenses – related parties.

Interest expense on notes payable and convertible debt with related parties amounted to $21,189 and $21,189 for the three months ended May 31, 2022 and May 31, 2021, respectively. Interest expense on notes payable and convertible debt with related parties amounted to $42,378 and $42,378 for the six months ended May 31, 2022 and May 31, 2021, respectively.

The Company has separated accounts payable and accrued expenses on the balance sheet to reflect amounts due to related parties primarily consisting of officer compensation, health insurance, interest on notes and reimbursable expenses to officers for travel, meals and entertainment, vehicle and other related business expenses.

Note 5. Senior Promissory Note – related party

On June 29, 2021, the Closing Date, the Company and CEP entered into the Redemption Agreement, dated as of June 29, 2021, pursuant to which the Company redeemed the Series A Share. On the Closing Date, as provided in the Redemption Agreement, the Company issued to CEP the Note in the principal amount of $1,000,000 with an interest rate of 6% per annum. The Series A Share will be held in escrow. If an Event of Default (as defined in the Note) occurs under the Note, then the Company will direct the escrow agent to release the Series A Share to CEP; provided, however, that CEP will also retain all rights and privileges under the Note (and the Company will remain bound to all obligations under Note) even if the Series A Share is required to be released by the escrow agent to CEP as provided in the Redemption Agreement. For the avoidance of doubt, CEP will regain all rights, title, and interest in and to the Series A Share upon the occurrence of an Event of Default under the Note, regardless of the amount of the outstanding balance owed under the Note at the time of the occurrence of an Event of Default under the Note. Accrued interest parties amounted to $55,234 and $25,315 as of May 31, 2022 and November 30, 2021, respectively. Interest expense for the three and six months ended May 31, 2022 amounted to $15,123 and 29,918, respectively.

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

On July 28, 2021, the Company amended and restated its articles of incorporation, as amended, in order to, among other things, (i) increase the number of authorized shares of common stock from 100,000,000 to 500,000,000, (ii) increase the number of authorized shares of preferred stock from 10,000 to 5,000,000, and (iii) change the par value of the preferred stock from $1.00 par value per share to $0.0001 par value per share. As of November 30, 2021, the Company had authorized 500,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share. As of May 31, 2022, and November 30, 2021, respectively, there were 45,625,000 and 45,000,000 shares of common stock issued and outstanding, and 900,000 and 1 shares of preferred stock issued and outstanding, respectively.

On March 5, 2022, the Company entered into a Stock Purchase Agreement (the “Compton SPA”) by and between the Company and Clarke Compton. Pursuant to the terms of the Compton SPA, the Company agreed to sell, and Mr. Compton agreed to purchase, 625,000 shares of the Company’s common stock for a total purchase price of $250,000.

Note 7. Commitments and Contingencies

Commitments

On April 6, 2022, the Company entered into an agreement (the “Sanctum Agreement”) with Sanctum Studios (“Sanctum”) relating to The Athena Project. Pursuant to the terms of the Sanctum Agreement, Sanctum agreed to conceptualize, create and produce a collection of 20,000 digital art assets based on the Greek Goddess Athena, in exchange for payment by the Company of $121,000 and certain variable rate payments depending on the number of vaults sold by the Company. The $121,000 is payable by the Company in three equal installments of $40,333.33 due on April 4, 2022, May 19, 2022 and July 1, 2022. The Company paid all installments due through May 31, 2022. The Sanctum deliverables are due by July 1, 2022 or earlier, as set forth in the Sanctum Agreement. The Company announced this material definitive agreement and associated Press Release, incorporated by reference, on a Current Report on Form 8-K which was filed with the SEC on April 7, 2022.

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

Note 8. Subsequent Events

Diagonal Lending Securities Purchase Agreement & Convertible Note

On May 31, 2022, the Company entered into a Securities Purchase Agreement (the “Diagonal Lending SPA”) by and between the Company and 1800 Diagonal Lending LLC (“Diagonal Lending”). Pursuant to the terms of the Diagonal Lending SPA, the Company agreed to sell, and Diagonal Lending agreed to purchase, a convertible note of the Company in the aggregate principal amount of $90,000.

On May 31, 2022, pursuant to the terms of the Diagonal Lending SPA, the Company issued to Diagonal Lending a convertible promissory note (the “Diagonal Lending Note”) in the principal amount of $90,000. The Diagonal Lending Note was funded on June 23, 2022. The Diagonal Lending Note bears interest at a rate of 10% per annum and matures on May 31, 2023. The Diagonal Lending Note may not be prepaid in whole or in part except as otherwise explicitly set forth in the Diagonal Lending Note. Any amount of principal or interest which is not paid when due will bear interest at a rate of 22% per annum.

Diagonal Lending has the right from time to time, and at any time following November 27, 2022 and ending on the earlier of (i) payment of all amounts due under the Diagonal Lending Note, (ii) May 31, 2023, if all amounts are repaid in full at such time, or (iii) the date full repayment of all indebtedness to convert all or any part of the indebtedness into common stock subject to the terms of the Digital Lending Note at the Conversion Price (as hereinafter defined). The “Conversion Price” means 65% multiplied by the lowest trading price for the Company’s common stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date, subject to a 4.99% equity blocker and subject to the terms of the Diagonal Lending Note.

The Diagonal Lending Note may be prepaid; provided, however, that if the Company exercises its right to prepay, the Company will make payment to Diagonal Lending of an amount in cash equal to the percentage as set forth in the table below, multiplied by the sum of: (w) the then outstanding principal amount of the Diagonal Lending Note, plus (x) accrued and unpaid interest on the unpaid principal amount of the Diagonal Lending Note, plus (y) default interest, if any, on the amounts referred to in clauses (w) and (x) plus (z) certain other amounts owed to Diagonal Lending pursuant to the terms of the Diagonal Lending Note.

Prepayment Period	Prepayment Percentage
May 31, 2022 to July 30, 2022	120%
July 31, 2022 to October 28, 2022	125%
October 29, 2022 to November 27, 2022	130%

After November 27, 2022, prepayment will be subject to agreement of the parties with respect to the applicable prepayment percentage.

China Energy Partners Note Amendment

On June 22, 2022, the Company entered into the Addendum and Amendment of Promissory Note (the “Note Amendment”) by and between the Company and China Energy Partners, LLC (“China Energy”). Pursuant to the terms of the Note Amendment, the Company and China Energy agreed to amend the Senior Promissory Note issued by the Company to China Energy on June 29, 2021 (the “China Energy Note”) such that (i) the principal amount and accrued interest under the China Energy Note will be repaid in full on or before June 28, 2022, with $800,000 to be paid in cash and $200,000 to be paid via the transfer to China Energy of tokens to an electronic wallet; and (ii) the parties agree that $60,000 in interest previously accrued under the China Energy Note was satisfied via the transfer by the Company to China Energy of 53 HyFi NFT Athena vaults.

On June 28, 2022, the China Energy Note, as amended by the Note Amendment, was paid in full.

PIP North America ILO and Multi-Agreement

On June 26, 2022 , the Company entered into an ILO and Multi-Agreement (the “PIP Agreement”) with PIP North America Inc. (“PIP”). Pursuant to the terms of the PIP Agreement, the parties agreed as follows:

1.	The Company agreed to provide PIP the exclusivity to list the first initial license offering (“ILO”) for a minimum of 90 days. PIP can mutually agree to allow the Company to list another ILO during this period and PIP will receive 50% of gross revenues.
2.	PIP will not pay any listing fee for its first three ILOs, and the Company will provide free consulting services to help structure the ILOs.
3.	The Company agreed to provide services necessary from Super How for the customization of the HyFi technology for the first three PIP ILOs, including smart contracts for each listing.
4.	The Company agreed to provide, at the Company’s cost, Prime Trust for anti-money laundering (AML) and know your customer (KYC) services, including processing of the payments, conversion of tokens to fiat currency for the use by the ILO issuer and all other services necessary for any ILOs, projects or bridge loans that PIP agrees to list on HyFi marketplaces to raise capital.
5.	The Company agreed to provide PIP with Exclusive License options for one-year $1 million and five-year $10 million exclusives for the agriculture category on the HyFi DeFi marketplaces. Whoever brings the issuer will receive 75% of the gross revenues and whoever does not bring the issuer will receive 25% of the gross revenues. The option for the one-year exclusive must be exercised while the first PIP ILO is listed on the HyFi ILO marketplace and, once exercised, will last for one year. Within 90 days of the expiration of the one-year exclusive license, PIP must exercise the 5-year license.
6.	PIP agreed to pay the Company 5% of gross sales of PIP vaults plus usual and customary percentages charged by third party vendors for the vault program.
7.	PIP agreed to purchase, and the Company agreed to sell, 500,000 shares of restricted common stock at a purchase price of $0.25 per share.
8.	PIP agreed to purchase, and the Company agreed to sell, 3,125,000 HyFi tokens at a purchase price of $0.04 per token for $125,000. The HyFi tokens can be used as utility tokens in conjunction with HyFi DeFi marketplace fees and services, HyFi vaults, HyFi memberships and any other HyFi fees and services.
9.	The Company agreed to grant PIP an option to purchase up to 50 HyFi vaults for $1,000. The option will expire on August 30, 2022.
10.	The Company agreed to provide a license for the HyFi Vault Program, a blockchain promotional and marketing program, and services necessary from third party vendors, including Super How and Sanctum Studios.
11.	In exchange for the above, PIP agreed to pay to the Company $500,000. The Company agreed to use this payment as part of the payments to retire the China Energy Note, as amended.

As indicated above, on June 28, 2022, the China Energy Note, as amended by the Note Amendment, was paid in full.

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

Overview

BioPower Operations Corporation (“we,” “our,” “BioPower”, or the “Company”) was organized in Nevada on January 5, 2011. From February 2017 to February 17, 2022, the Company was a shell company. On October 7, 2021, the Company filed a certificate of amendment to its amended and restated articles in order to change its corporate name from BioPower Operations Corporation. to HyFi Corp (the “Name Change”). Although the Name Change has been approved by the State of Nevada, our new name and stock symbol will only become effective following clearance by the Financial Industry Regulatory Authority (FINRA), which is currently still pending.

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

The HyFi token is featured on the HyFi DeFi Marketplace used as a utility payment token for transaction fees, for membership as well as for purchase of the proposed Vault offerings, which are expected to be bundles of digital and non-digital assets described later in this Quarterly Report on Form 10-Q. The HyFi DeFi Marketplace ecosystem is built on a combination of issuer tokens to support its economy.

Proposed HyFi DeFi and CeDeFi Marketplace Types

Utilizing our HyFi blockchain technology, we are developing the following proposed DeFi marketplaces:

1. NFT Marketplace for Initial License Offerings (ILOs). Project developers and technology companies including renewable energy, environmental, agri-food and other important markets (“Issuers”) can raise money by incentivizing investors with SEC or other financial authorities registered offerings such as: (1) part of licensing fee related income or (2) project profits or (3) any other Issuer offering through tokenized technology licenses and project offerings enabled by NFTs. Investors can purchase the whole offering or fractional interests.

2. Bridge Loan Offerings (BLOs) for Businesses. Investors will also be able to purchase a fractionalized interest in an expected income return for the BLOs.

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

5. CeDeFi Exchanges. Our initial CeDeFi exchange will focus on membership. We intend, in the future, to trade commodities and other tokens using the HyFi blockchain technology and ecosystem, which will require registration with the SEC as an Alternative Trading System (ATS) or as a Broker-Dealer.

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

We intend that cash flow technology license NFTs will be created that will represent up to a 49% ownership interest of a technology license for a geographic vertical market (e.g., India) or a horizontal market (e.g., energy-solar power.) We expect that there will be a subclass of NFTs that represents an opportunity for many participants to have fractional ownership and participation in the unique exclusive license NFT. The HyFi cash flow NFT marketplace is expected to initially list companies in the agriculture, environmental, and other related sectors that will provide license fees from unique license fee contracts for various territories. As an example, we are currently in discussions with an agriculture related company that expressed a possible willingness pay licensing fees of 5% annually with a potential bonus based on income for its agri production facility could list on the HyFi Platform. For illustration purposes only, we’ll assume that said company might be willing to sell up to 49% of its ownership in that license for a speculative value of between $5,000,000 and $10,000,000, with a minimum investment of $50,000 from accredited investors. In such a case, HyFi may receive fixed cash fees associated with this transaction.  The latter example is for illustration purposes only, as there can be no assurance that the parties will reach an agreement which would generate a revenue for the Company, if there ever reach an agreement, as well as what the terms of that agreement would be.

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

HyFi intends to introduce the ILO to investors and to a global network of brokers who are incentivized to introduce investors (institutional investors, corporations, family offices, private wealth and individuals) who may buy fractional interests (ILO Tokens) of the license offering or a total interest.

Traditional NFT Marketplace

We intend to establish an NFT marketplace for speculative  one-of-a-kind asset NFTs via tokenized NFT offerings, including but not limited to the following:

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

There can be no assurance that any of the above market segments will materialize, produce customers or revenue, or that the Company will achieve profitability.

Bridge Loan Offerings (BLO) Marketplace

We intend to establish a NFT marketplace for bridge loans via tokenized NFT offerings, including the following:

●	Fractional ownership of loan contracts, expected to be typically high yielding

●	Funds to be used for construction projects related to renewable energy, environment, agriculture, new technology, medical, humanitarian projects and pre-IPO companies

●	Other licenses and projects qualified by the Company

“BLO Tokens” are a sub-class of tokens created to allow for fractional ownership of a unique NFT loan contract offered by an issuer that seeks to borrow money for typically a short period of time for a number of critical business reasons while it is awaiting the arrival of expected income or capital which would be used to pay back the loan, with interest owed. It is the fractionalization of the BLO NFT into BLO Tokens that aggregates the funding capability.

There can be no assurance that any of the above market segments will materialize, produce any customers or revenue whatsoever, or that the Company will achieve profitability.

In addition, we expect that commodities can be traded in the future on a to-be-formed HyFi Commodities Platform which would be registered with applicable regulatory authorities as an ATS and/or commodity exchange.

●	We expect to have an initial emphasis on agri-foods , renewable energy and waste-to-energy via tokenized futures blockchain based smart contracts.

●	The trading of certain commodities (e.g., green hydrogen production) would occur in most cases without any physical delivery obligation, and with electronic settlement only. Traders would purchase tokens to participate in the trading of those commodities. In some cases, commodities could be offered with a physical delivery option.

●	Commodity future supply contracts: A futures contract is a legal agreement to buy or sell a particular commodity asset at a predetermined price at a specified time in the future. The seller of the futures contract is taking on the obligation to provide and deliver the underlying commodity at the contract’s expiration date. Futures contracts are available for every category of commodity. Some manufacturers and service providers use futures contracts as part of their budgeting process to normalize expenses and reduce cash flow-related headaches. Manufacturers and service providers that rely on commodities for their production process may take a position in the commodities markets as a way of reducing their risk of financial loss due to a change in price. There are many advantages to futures contracts as a method of participating in the commodities market. We believe that analysis can be easier because of the underlying commodity.

Proposed NFT Vault Programs

The HyFi NFT Vault Program has been developed for two main purposes: (1) to create an immediate and sustainable path to revenue for the Company by creating a unique NFT, to be coupled with other opportunities associated with an Art collectible(s); and (2) accelerate user participation by providing a main entry point to become a member and begin interacting with the HyFi DeFi Marketplaces.

The HyFi NFT Vault Program is the “Front Door” to HyFi and its DeFi marketplaces positioned as a well-rounded tool-kit for all that is needed to interact with HyFi DeFi Marketplace, plus a bonus of an Art asset(s) collectible.

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

4) HyFi Tokens to be used for further purchases of HyFi NFT Vaults, membership items and in the marketplaces; and

5) In 200 out of 100,000 Vaults a real physical .9999 Gold 5 oz. Athena Coin or a real physical gemstone (in 100 vaults each)

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

HyFi also intends to license its Vault Program technology to companies for promoting their own brands, products and services.

Proposed Membership Plan

We have finalized a Membership Program which will enable members to earn money from referrals of companies and individuals to our DeFi Marketplace, as well as referral fee income for introducing other members. Members may also receive discounts for HyFi packaged financial products and tokens. HyFi tokens will be able to be used for any payments defined by each product or service.

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

Plan of Operation

We were dormant from February 2017 to June 29, 2021.

We have initiated our HyFi Vault Program and launched our Pre-Sale phase on June 20, 2022. We are focused on completing the full launch of our first Vault Program and deliverables of the Athena artwork from Sanctum Studios by July 1, 2022. We also intend to license our vault technology program  to other companies seeking to promote their own brand, products and services.

We continue to work on the regulatory and technology needs for our full launch of the DeFi Marketplaces. These include multiple Attorney Opinion Letters, which have now been accepted for U.S. approval by a major trust company.

The Company has been in discussions with various companies in energy and agriculture who are interested in listing their NFTs on the ILO, BLO and NFT enabled HyFi DeFi Marketplace.  At the same time, we are working with our vendors to build out the DeFi Marketplace. We are also in licensing discussions for our vault technology program  and DeFi marketplaces.

There can be no assurance that any of the above market segments will materialize, produce customers or revenue, or that the Company will achieve profitability.

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

Liquidity and Capital Resources

For the three months ended May 31, 2022, we had $246,700 in revenue from the sale of HyFi Tokens, which includes a related party transaction of $110,700, which represents an increase of $246,700 over $0 revenue for the three months ended May 31, 2021 when we were not in operation. Our net loss from operations at May 31, 2022, was $13,138, resulting from $246,700 in revenue, $212,443 in selling, general and administrative expenses and $47,395 in interest expenses which resulted in an increase of $27,379 versus a net loss of $40,517 for the three months ended May 31, 2021 when we had $40,517 in interest expenses against $0 revenues.

	For the three months ended May 31,
	2022	2021
Revenue	$246,700	$-

Operating expenses
Selling, general and administrative expenses	212,443	8,081
Total operating expenses	212,443	8,081

Income (loss) from operations	34,257	(8,081)

Other expenses
Interest expense	(11,248)	(11,247)
Interest expense -related party	(36,147)	(21,189)
Total other expenses	(47,395)	(32,436)

Net loss	$(13,138)	$(40,517)

For the six months  ended May 31, 2022, we had $446,700 in revenue from the sale of HyFi Tokens, which amount includes a related party transaction of $110,700, which is an increase of $446,700 over $0 revenue for the six months ended May 31, 2021 when we were not in operation. Our net loss from operations at May 31, 2022, was $11,958, resulting from $446,700 in revenue, $362,868 in selling, general and administrative expenses and $97,790 in interest expenses which resulted in an increase of $60,995 versus a net loss of $72,953 for the six months ended May 31, 2021 when we had $72,953 in interest expenses against $0 revenues.

	For the six months ended May 31,
	2022	2021
Revenue	$446,700	$-

Operating expenses
Selling, general and administrative expenses	363,868	8,081
Total operating expenses	363,858	8,081

Loss from operations	(82,832)	(8,081)

Other expenses
Interest expense	(22,495)	(11,247)
Interest expense -related party	(72,295)	(21,189)
Total other expenses	(94,790)	(32,436)

Net loss	$(11,958)	$(32,436)

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

In addition, on the Closing Date, the Company acquired 400,000,000 HyFi Tokens and a cash consideration of $300,000 in exchange for an aggregate of 900,000 of the Company’s Series C preferred shares (“Series C Preferred Stock”) within 30 calendar days after the State of Nevada provides written confirmation of filing of the certificate of designation for the Series C preferred stock. On August 27, 2021, the Company filed with the State of Nevada a certificate of designations for the Series C preferred stock. The shares of Series C Preferred Stock issuable upon exercise thereof have not been registered under the Securities Act, nor qualified under applicable state securities laws.  The Company used the Cash Consideration to ensure the Company reaches full reporting status with the SEC and for public company operating expenses.

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

Two customers, including one related party, account for 100% of sales during the three months ended May 31, 2022. Five customers, including two related parties, account for 100% of sales during the six months ended May 31, 2022.

For accounting purposes and for purposes of the financial statements reported herein, the Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On May 31, 2022 and November 30, 2021, the Company’s cash equivalents totaled $522,356 and $95,973, respectively.

There is no historical financial information about us upon which to base an evaluation of our performance. We have generated revenues from operations of $175,000 for the year ending November 30, 2021, $446,700 through May 31, 2022. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the launching of our games and market or wider economic downturns. We do not believe we have sufficient funds to operate our business for the next 12 months.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of May 31, 2022.

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

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended May 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s Annual Report on Form 10-K for the year ended November 30, 2021.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioPower Operations Corporation

Date: July 15, 2022	By:	/s/ Troy MacDonald
Troy MacDonald
Chief Executive Officer
(principal executive officer)

	By:	/s/ Robert D. Kohn
Robert D. Kohn
Chief Financial Officer
(principal financial officer and principal accounting officer)

