Form 10-Q
period 2022-08-31
Biopower Operations Corp
filed 2022-12-02
CIK 1510832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

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

As of December 2, 2022, the registrant had 45,625,000 shares of common stock outstanding.

BIOPOWER OPERATIONS CORPORATION

FORM 10-Q

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BioPower Operations Corporation and Subsidiaries

Consolidated Balance Sheets

	August 31,	November 30,
	2022	2021

Assets
Current assets
Cash and cash equivlants	$15,109	$95,973
Accounts receivable	331
Inventory	12,893
Prepaid expemses	32,204	-
Total assets	$60,537	$95,973

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$386,530	$563,967
Accounts payable and accrued expenses - related party	2,154,680	1,530,668
Deferred revenue	250,000
Notes payable	130,671	130,671
Convertible debt vsriable priced converstion, not of discount of $111,213	57,538
Convertible debt	368,031	368,031
Convertible debt - related parties,	399,447	399,447
Notes payable Senior secured - related party	-	1,000,000
Notes payable	193,667	193,667
Notes payable - related parties	1,320,700	1,320,700
Derivative liability	177,578	-
Total current liabilities	5,438,842	5,507,151

Commitments and Contingencies (Note 9)	-	-

Stockholders’ deficit

Preferred stock - Series A, $1.00 par value: 10,000 authorized, 0 and 1 shares issued and outstanding on May 31, 2022 and November 30, 2021, respectively	-	-
Preferred stock - Series C, $.001 par value: 5,000,000 authorized, 900,000 and 0 shares issued and outstanding on August 31, 2022 and November 30, 2021, respectively	900	900
Common Stock owed	125,000

Common stock, $.0001 par value: 500,000,000 authorized; 45,625,000 and 45,000,000 issued and outstanding on August 31, 2022 and November 30, 2021, respectively	4,564	4,501
Additional paid-in capital	4,303,889	4,140,411
Accumulated deficit	(9,812,658)	(9,556,990)
Total stockholders’ deficit	(5,378,305)	(5,411,178)
Total liabilities and stockholders’ deficit	$60,537	95,973

The accompanying notes are an integral part of these consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Operations

	For the three Months Ended August 31,		For the nine months ended August 31,
	2022	2021	2022	2021
Revenue:
Sale of Tokens	125,000	-	461,000	-
Sale of Tokens - related party	-	-	110,700	-
Total Revenue	$125,000	$-	$571,700	$-

Operating expenses
Selling, general and administrative expenses	403,452	201,396	767,320	209,477
Total operating expenses	403,452	201,396	767,320	209,477

Income / (Loss) from operations	(278,452)	(201,396)	(195,620)	(209,477)

Other expenses
Gsin on derivative	69,622		69,622
Interest expense	(13,690)	(11,247)	(36,185)	(33,741)
Interest expense -related party	(21,190)	(35,545)	(93,485)	(73,923)
Total other expenses	34,742	(46,792)	(60,048)	(107,664)

Net loss	$(243,710)	$(244,188)	$(255,668)	$(317,141)

Net loss per common share: basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding: basic and diluted	45,597,826	43,642,466	45,302,198	43,287,243

The accompanying notes are an integral part of these consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the nine months ended August 31,
	2022	2021
Cash flows from operating activities
Net loss	$(255,668)	$(317,141)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	2,500
Amortization of debt discount	49,538
Gain on derivative	(69,622)
Adjustments to reconcile net loss to net
Changes in operating assets and liabilities
Increase in accounts receivable	(331)	-
Increase in prepaid expenses	(32,204)	-
increase in inventory	(12,893)
Accounts payable and accrued expenses	(177,437)	216,592
Accounts payable and accrued expenses - related party	624,012	(20,678)
Deferred revenge	250,000
Net cash used in operating activities	375,395	(118,727)

Cash flow from financing activities
Convertible notes payable	168,750
Repayment of Notes payable Senior secured - related party	(1,000,000)

Proceeds from issuance of common stock	374,991	300,000
Net cash provided by financing activities	(456,259)	300,000

Net increase in cash and cash equivalents	(80,864)	181,273
Cash and cash equivalents at beginning of period	95,973
Cash and cash equivalents at end of period	$15,109	$181,273

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information:
Conversion of Series A preferred stock to notes payable - related party	$-	$(1,000,000)
Common stock issued for accrued severance	$-	$37,500
Common stock issued for accrued salary - related party	$-	$54,615

The accompanying notes are an integral part of these consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended August 31, 2022 and 2021

(Unaudited)

	Preferred Series C		Preferred Stock		Common Stock payable		Common Stock		Additional
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Issuable	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance May 31, 2021	-	1	-	-	-	$-	43,107,680	$4,312	$4,746,884	$(9,188,619)	$(4,437,422)

ales of preferred stock	-	-	900,000	900	-	-	-	-	299,100	-	300,000
Conversion of preferred stock to notes payable - related party	-	(1)	-	-	-	-	-	-	(999,999)	-	(1,000,000)
Common stock issued for services	-	-	-	-	-	-	50,000	5	2,495	-	2,500
Common stock issued for severance	-	-	-	-	-	-	750,000	75	37,425	-	37,500
Common stock issued for accrued salary - related party	-	-	-	-	-	-	1,092,320	109	54,506	-	54,615
Net loss, for three months ended August 31, 2021	-	-	-	-	-	-	-	-	-	(244,188)	(244,188)
Balance August 31, 2021	-	$-	-	$-	-	$-	45,000,000	$4,501	$4,140,411	$(9,432,807)	$(5,286,995)

	Preferred Series C		Preferred Stock		Common Stock payable		Common Stock		Additional
	Shares	Par	Shares	Par	Shares	Dollar	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Issuable	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance May 31, 2022	-	$-	900,000	$900	-	-	45,625,000	$4,563	$4,390,339	$(9,568,948)	$(5,173,146)
Sale of common stock	-	-	-	-	500,000	125,000	-	-		-	125,000
Derivative liability	0	-	-	-	-	-	-	-	(86,449)	-	(86,449)
Net loss, for the three months ended August 31,2022	-	-	-	-	-	-	-	-	-	(243,710)	(243,710)
Balance August 31, 2022	-	$-	900,000	$900	500,000	$125,000	45,625,000	$4,563	$4,303,890	$(9,812,658)	$(5,378,305)

	Preferred Stock - Series A		Preferred Stock		Common Stock payable		Common Stock		Additional
	Shares	Par	Shares	Par	Shares	Dollar	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Issuable	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance November 30, 2020	1	1	-	-	-	$-	43,107,680	$4,312	$4,746,884	$(9,115,666)	$(4,364,469)
Sales of preferred stock	-	-	900,000	900	-	-	-	-	299,100	-	300,000
Conversion of Series A preferred stock to notes payable - related party	(1)	(1)	-	-	-	-	-	-	(999,999)	-	(1,000,000)
Common stock issued for services	-	-	-	-	-	-	50,000	5	2,495		2,500
Common stock issued for accrued severance	-	-	-	-	-	-	750,000	75	37,425		37,500
Common stock issued for accrued salary - related party	-	-	-	-	-	-	1,092,320	109	54,506		54,615
Net loss, for nine months ended August 31, 2021	-	-	-	-	-	-	-	-	-	(317,141)	(317,141)
Balance August 31, 2021	1	$1	-	$-	-	$-	45,000,000	$4,501	$4,140,411	$(9,432,807)	$(5,286,995)

Balance November 30, 2021	-	$-	900,000	$900	-	$-	45,000,000	$4,500	$4,140,411	$(9,556,990)	$(5,411,178)
Sale of common stock	-	-	-	-	500,000	125,000	625,000	63	249,928	-	374,991
Derivative liability	-	-	-	-	-	-	-	-	(86,449)	-	(86,449)
Net loss, for nine months ended August 31, 2022	-	-	-	-	-	-	-	-	-	(255,668)	(255,668)
Balance August 31, 2022	-	$-	900,000	$900	500,000	$125,000	45,625,000	$4,563	$4,303,890	$(9,812,658)	$(5,378,305)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

August 31, 2022

Note 1. Organization

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

Pursuant to the terms of the APA, the parties agreed that the Series C preferred stock will have the following terms, among others:

1. Authorized Shares of Series C Preferred Stock. The number of authorized shares of Series C preferred stock will be 900,000.

2. Conversion. Subject to the other terms and conditions in the certificate of designation, a Series C preferred stockholder will have the right from time to time and at any time following the date that is one year after the date on the signature page of the certificate of designations to convert each outstanding share of Series C preferred stock into 450 shares of Company common stock. Based on the number of shares of common stock issued and outstanding as of June 29, 2021, if all of the 900,000 shares of Series C preferred stock are issued and subsequently converted, the holders of the converted stock will hold 90% of the issued and outstanding shares of common stock.

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of August 31, 2022, the Company had an accumulated deficit of $9,812,658 and stockholders’ deficit of $5,378,305.

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

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out basis and net realizable value. Net realizable value is defined as sales price less cost of completion, disposition and transportation and a normal profit margin. As of August 31, 2022 and November 30, 2021, inventory amounted to $12,893 and $0, respectively, which consisted of finished goods.

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

Concentration

One customer accounted for 100% of sales during the three months ended September 31, 2022.

Six customers, including two related parties, account for 100% of sales during the nine months ended August 31, 2022.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On August 31, 2022, and November 30, 2021, the Company’s cash equivalents totaled $15,109 and $95,973, respectively.

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

As of August 31, 2022, and November 30, 2021, respectively, there were 45,625,000 and 45,000,000 shares of common stock issued and outstanding, respectively, and 900,000 and 1 shares and 0 shares of preferred stock issued and outstanding, respectively.

Note 3. Notes Payable and Convertible Debt

Notes payable consists of the following:

	Balance	Interest Rate	Maturity
Demand loans	$551,167	4% to 8%	Various
Reclassification of accrued compensation to notes payable	143,031	8%	December 1, 2017
Balance –August 31, 2022 and November 30, 2021	$694,198

As of August 31, 2022 and November 30, 2021, all loans are past due and in default.

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

On December 3, 2013, the Company entered into convertible debt agreements with a third-party investor totaling $62,500 at 8% interest, payable upon demand. The debt is convertible into shares of common stock at a conversion price of $0.10 per share, for any amount up to 50% of the original amount of the notes. As of August 31, 2022 and November 30, 2021, the note was in default.

On July 30, 2015, the Company entered into convertible debt agreements with a third-party investor totaling $200,000 at 8% interest, due on December 31, 2015. The debt is convertible into shares of common stock at a conversion price of $0.15 per share. As of August 31, 2022 and November 30, 2021, the note was in default.

On May 23, 2016, the Company entered into convertible debt agreements with a third-party investor totaling $25,000 at 8% interest, due on May 23, 2018. The debt is convertible into shares of common stock at a conversion price of $0.10 per share. As of August 31, 2022 and November 30, 2021, the note was in default.

On July 30, 2015, the Company entered into convertible debt agreements with a third-party investor totaling $15,000 at 8% interest, due on May 23, 2018. The debt is convertible into shares of common stock at a conversion price of $0.15 per share. As of August 31, 2022 and November 30, 2021, the note was in default.

On July 30, 2015, the Company entered into convertible debt agreements with a third-party investor totaling $15,000 at 8% interest, due on May 23, 2018. The debt is convertible into shares of common stock at a conversion price of $0.15 per share. As of August 31, 2022 and November 30, 2021, the note was in default.

Between December 3, 2014 and July 28, 2015, the Company issued a total of $113,031 in notes payable. Interest on the notes is payable at 8%. The loans were due prior to December 31, 2015 and are past due.

Accrued interest on notes payable and convertible debt at August 31, 2022 and November 30, 2021 amounted to $308,842 and $275,071, respectively, which is included as a component of accounts payable and accrued expenses.

Interest expense on notes payable and convertible debt with third parties amounted to $11,247 and $11,247 for the three months ended August 31, 2022 and August 31, 2021 respectively. Interest expense on notes payable and convertible debt with third parties amounted to $33,741 and $32,741 for the nine months ended August 31, 2022 and May 31, 2021 respectively.

Note 4. Related Party Transactions

On May 27, 2016, the former Chief Executive Officer, now our Chief Financial Officer, agreed to reduce his accrued compensation by $206,250 as a contribution to additional paid in capital. He also agreed to reclassify $874,000 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid, accrued compensation will be paid with an amount decided by the Board. On June 1, 2016, he agreed to reduce his accrued compensation by $25,000 as a contribution to additional paid in capital. He also agreed to reduce his long term note by $214,000 as a contribution to additional paid in capital. As the Company was not funded prior to December 1, 2016, the Board of Directors reversed the contribution of accrued salaries. As of August 31, 2022 and November 30, 2021, the Chief Financial Officer was owed $445,250 and $445,250, respectively, of accrued compensation and accrued salary was reduced by $15,722.47. As of August 31, 2022 and November 30, 2020, the Chief Financial Officer was owed $805,637 and $805,637, respectively, of notes payable and accrued interest.

On May 27, 2016, the Director of Strategy agreed to reduce her accrued compensation by $206,250 as a contribution to additional paid in capital. She also agreed to reclassify $660,000 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The total principal amount of $710,000 included three different notes totaling $50,000@ 8% interest. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid, accrued compensation will be paid with an amount decided by the Board. On June 1, 2016, she agreed to reduce her accrued compensation by $225,000 as a contribution to additional paid in capital. She also agreed to reduce her long term note by $9,583 as a contribution to additional paid in capital. As the Company was not funded prior to December 1, 2016, the Board of Directors reversed the contribution of accrued salaries. As of August 31, 2022 and November 30, 2021, the Director was owed a total of $440,833 and $440,833, respectively, of accrued compensation. As of August 31, 2022 and November 30, 2021, the Director was owed a total of $883,791 and $883,791, respectively, of notes payable and accrued interest. There was a reduction in the liability by share issuance of $27,308.

As of November 30, 2016, a related party investor advanced a total of $99,448 due on or before June 15, 2016. Pursuant to the agreement, the investor is allowed to convert 100% of the debt at a share price of $0.15. As of August 31, 2022 and November 30, 2021, the note was in default.

In March 2016, the Chief Operating Officer loaned to the Company $100,000. The loan bears interest at 8% and is due on or before March 2, 2018. Pursuant to the agreement, the investor is allowed to convert 100% of the debt on the maturity date at a share price of $0.15. The Company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on March 2, 2016 was $0.10 per share and, accordingly, there was deemed to be no Beneficial Conversion Factor. On May 18, 2016, the Chief Operating Officer loaned the Company an additional $50,000 with conversion rights at $0.10 per share. Therefore, effective May 18, 2016, $50,000 of the Chief Operating Officer’s note payable had conversion rights of $0.10 per share. The Company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on May 18, 2016 was $0.10 per share and accordingly there was deemed to be no Beneficial Conversion Factor. On May 23, 2016, a third-party investor loaned the Company $25,000 with conversion rights at $0.10 per share. Therefore, effective May 23, 2016, an additional $25,000 of the Chief Operating Officer’s $100,000 note payable had conversion rights of $0.10 per share. The Company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on May 18, 2016 was $0.10 per share and accordingly, was deemed to have no Beneficial Conversion Factor. As of August 31, 2022 and November 30, 2021, the note was in default.

In May 2016, the Chief Operating Officer made a loan of $50,000, bearing interest at 8% and due on or before May 18, 2018. The debt is convertible into shares of common stock at a conversion price of $0.10 per share. As of August 31, 2022 and November 30, 2021, the note was in default.

In July 2016, the Chief Operating Officer made a loan of $50,000 as collateral, bearing interest at 8% and due on or before July 31, 2018. The debt is convertible into shares of common stock at a conversion price of $0.10 per share. As of August 31, 2022 and November 30, 2021, the note was in default.

On June 29, 2021 the Company entered into an employment agreement with Robert Kohn. The Company agreed to an annual salary of $150,000 beginning on September 30, 2021. As of August 31, 2022 and November 30, 2021 the Company accrued $100,000 and $25,000, respectively.

During the year ended November 30, 2021 the Company issued 17,500,000 HyFi Tokens to related parties for the purchase of technology. The Technology has a historical value of $0. In addition, the Company issued Troy MacDonald 175,000 HyFi Tokens as consideration for his sale of HyFi tokens at 5% of the related token sales.

Accrued interest on related party notes payable and convertible debt at August 31, 2022 and November 30, 2021, amounted to $547,723 and $484,156, respectively, and is a component of accounts payable and accrued expenses – related parties.

Interest expense on notes payable and convertible debt with related parties amounted to $21,189 and $21,189 for the three months ended August 31, 2022 and August 31, 2021, respectively. Interest expense on notes payable and convertible debt with related parties amounted to $63,567 and $63,567 for the nine months ended August 31, 2022 and August 31, 2021, respectively.

The Company has separated accounts payable and accrued expenses on the balance sheet to reflect amounts due to related parties primarily consisting of officer compensation, health insurance, interest on notes and reimbursable expenses to officers for travel, meals and entertainment, vehicle and other related business expenses.

Convertible Loans – variable priced conversion

Diagonal Lending Securities Purchase Agreement & Convertible Note

On May 31, 2022, the Company entered into a Securities Purchase Agreement (the “Diagonal Lending SPA”) by and between the Company and 1800 Diagonal Lending LLC (“Diagonal Lending”). Pursuant to the terms of the Diagonal Lending SPA, the Company agreed to sell, and Diagonal Lending agreed to purchase, a convertible note of the Company in the aggregate principal amount of $90,000. On August 5, 2022 the Company borrowed an additional $78,750 with similar terms

On May 31, 2022 and August 5, 2022, pursuant to the terms of the Diagonal Lending SPA, the Company issued to Diagonal Lending a convertible promissory note (the “Diagonal Lending Note”) in the principal amount of $90,000 and $78,750, respectively. The Diagonal Lending Note was funded on June 23, 2022 and August 5th, 2022. The Diagonal Lending Note bears interest at a rate of 10% per annum and matures on May 31, 2023. The Diagonal Lending Note may not be prepaid in whole or in part except as otherwise explicitly set forth in the Diagonal Lending Note. Any amount of principal or interest which is not paid when due will bear interest at a rate of 22% per annum.

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

On July 28, 2021, the Company amended and restated its articles of incorporation, as amended, in order to, among other things, (i) increase the number of authorized shares of common stock from 100,000,000 to 500,000,000, (ii) increase the number of authorized shares of preferred stock from 10,000 to 5,000,000, and (iii) change the par value of the preferred stock from $1.00 par value per share to $0.0001 par value per share. As of November 30, 2021, the Company had authorized 500,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share. As of May 31, 2022, and November 30, 2021, respectively, there were 45,625,000 and 45,000,000 shares of common stock issued and outstanding, and 900,000 and 1 shares and 0 shares of preferred stock issued and outstanding, respectively.

On March 5, 2022, the Company entered into a Stock Purchase Agreement (the “Compton SPA”) by and between the Company and Clarke Compton. Pursuant to the terms of the Compton SPA, the Company agreed to sell, and Mr. Compton agreed to purchase, 625,000 shares of the Company’s common stock for a total purchase price of $250,000.

On June 26, 2022 PIP agreed to purchase, and the Company agreed to sell, 500,000 shares of restricted common stock at a purchase price of $0.25 per share. As of August 31, 2022 the shares have not been issued by the transfer agent

Note 7. Commitments and Contingencies

Commitments

On April 6, 2022, the Company entered into an agreement (the “Sanctum Agreement”) with Sanctum Studios (“Sanctum”) relating to The Athena Project. Pursuant to the terms of the Sanctum Agreement, Sanctum agreed to conceptualize, create and produce a collection of 20,000 digital art assets based on the Greek Goddess Athena, in exchange for payment by the Company of $121,000 and certain variable rate payments depending on the number of vaults sold by the Company. The $121,000 is payable by the Company in three equal installments of $40,333.33 due on April 4, 2022, May 19, 2022 and July 1, 2022. The Company paid all installments due through August 31, 2022. The Sanctum deliverables are due by July 1, 2022 or earlier, as set forth in the Sanctum Agreement. The Company announced this material definitive agreement and associated Press Release, incorporated by reference, on a Current Report on Form 8-K which was filed with the SEC on April 7, 2022.

PIP North America ILO and Multi-Agreement

On June 26, 2022 , the Company entered into an ILO and Multi-Agreement (the “PIP Agreement”) with PIP North America Inc. (“PIP”). Pursuant to the terms of the PIP Agreement, the parties agreed as follows:

1.	The Company agreed to provide PIP the exclusivity to list the first initial license offering (“ILO”) for a minimum of 90 days. PIP can mutually agree to allow the Company to list another ILO during this period and PIP will receive 50% of gross revenues.
2.	PIP will not pay any listing fee for its first three ILOs, and the Company will provide free consulting services to help structure the ILOs.
3.	The Company agreed to provide services necessary from Super How for the customization of the HyFi technology for the first three PIP ILOs, including smart contracts for each listing.
4.	The Company agreed to provide, at the Company’s cost, Prime Trust for anti-money laundering (AML) and know your customer (KYC) services, including processing of the payments, conversion of tokens to fiat currency for the use by the ILO issuer and all other services necessary for any ILOs, projects or bridge loans that PIP agrees to list on HyFi marketplaces to raise capital.
5.	The Company agreed to provide PIP with Exclusive License options for one-year $1 million and five-year $10 million exclusives for the agriculture category on the HyFi DeFi marketplaces. Whoever brings the issuer will receive 75% of the gross revenues and whoever does not bring the issuer will receive 25% of the gross revenues. The option for the one-year exclusive must be exercised while the first PIP ILO is listed on the HyFi ILO marketplace and, once exercised, will last for one year. Within 90 days of the expiration of the one-year exclusive license, PIP must exercise the 5-year license.
6.	PIP agreed to pay the Company 5% of gross sales of PIP vaults plus usual and customary percentages charged by third party vendors for the vault program.
7.	PIP agreed to purchase, and the Company agreed to sell, 500,000 shares of restricted common stock at a purchase price of $0.25 per share. As of August 31, 2022 the shares have not been issued by the transfer agent.
8.	PIP agreed to purchase, and the Company agreed to sell, 3,125,000 HyFi tokens at a purchase price of $0.04 per token for $125,000. The HyFi tokens can be used as utility tokens in conjunction with HyFi DeFi marketplace fees and services, HyFi vaults, HyFi memberships and any other HyFi fees and services. As of August 31, 2022 the HyFi tokens have not been delivered.
9.	The Company agreed to grant PIP an option to purchase up to 50 HyFi vaults for $1,000. The option will expire on August 30, 2022.
10.	The Company agreed to provide a license for the HyFi Vault Program, a blockchain promotional and marketing program, and services necessary from third party vendors, including Super How and Sanctum Studios.
11.	In exchange for the above, PIP agreed to pay to the Company $500,000. The Company agreed to use this payment as part of the payments to retire the China Energy Note, as amended.

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

Note 8. Subsequent Events

On November 15, 2022, Robert Kohn resigned as Chief Financial Officer of the Company and as a member of the Company’s Board of Directors, effective immediately. Mr. Kohn’s resignation was not because of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Effective November 15, 2022, the Board appointed Paul Christopher Walton to serve as the Company’s Chief Operating Officer, as well as the Company’s principal financial officer and principal accounting officer.

Mr. Walton, age 53, has served as Chief Operating Officer of WPP Energy GmbH, a private Swiss renewable energy company (“WPP Energy”), since December 2017, and as Chief Operating Officer and Chief Innovation Officer since 2020. He remains a key contributor and stakeholder in WPP Energy. Prior to December 2017, Mr. Walton founded The Monetary Man Inc. in June 2004, Gem of a Diamond in 2012 and Investors Gold Corporation in 2014. Collectively, the three companies focused on precious metals, gems and currency.

Mr. Walton is co-founder of HyFi Exchange and is also co-founder and co-architect of the HyFi Platform, WPP Token and HyFi Token. He led the effort to successfully create high level partnerships with exchanges, advisors, developers, investors, community support people and other key ecosystem participants.

While in his role at WPP Energy, Mr. Walton successfully procured a Master VORAX waste-to-energy technology 25-year global exclusive distribution license and procured unconventional water electrolysis technology. Mr. Walton has built large academic and scientific teams and built and trained a global distributor/reseller network. He has created dozens of corporate partnerships and strategic alliances around the VORAX and W2H2 technologies, including those with multi-billion-dollar companies and large educational institutions.

Mr. Walton is a former four-time national award winner for outstanding business development as a HNW private banker with TD Bank (a top 25 world bank) and national employee of the year with HFC/HSBC. Mr. Walton has built multiple successful businesses in the past across a variety of industries. He is also an internationally known numismatist with a 43-year, two generation history in physical currency. The transition into digital currency was a natural challenge for a professional banker and currency expert.

Mr. Walton has successfully completed the Harvard Business School Program on “Disruptive Innovation Strategy” and MIT University’s Program on “Blockchain Technology & Business Innovation” and the London School of Economics “Negotiation Programme”. He also studied at Stanford University in the “Energy Innovation & Emerging Technologies Program” and is a graduate of Saint Mary’s University.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the fiscal year ended November 30, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2021, filed with the Securities and Exchange Commission (the “SEC”) on September 3, 2021.

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

On July 28, 2021, the Company amended and restated its articles of incorporation, as amended, in order to (i) increase the number of authorized shares of common stock from 100,000,000 to 500,000,000, (ii) increase the number of authorized shares of preferred stock from 10,000 to 5,000,000, (iii) change the par value of the preferred stock from $1.00 par value per share to $0.0001 par value per share; and (iv) increase the number of directors from one to four. As of August 31, 2022, the Company had authorized 500,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share. As of August 31, 2022, there were 45,625,000 shares of common stock issued and outstanding, and 900,000 and 1  shares of preferred stock issued and outstanding.

On October 7, 2021, the Company filed a certificate of amendment (the “Certificate of Amendment”) to its amended and restated articles in order to change its corporate name from BioPower Operations Corporation. to HyFi Corp (the “Name Change”). The Name Change is expected to be effective in the coming weeks, following clearance by the Financial Industry Regulatory Authority (FINRA).

On April 6, 2022, the Company entered into an agreement (the “Sanctum Agreement”) with Sanctum Studios (“Sanctum”) relating to The Athena Project. Pursuant to the terms of the Sanctum Agreement, Sanctum agreed to conceptualize, create and produce a collection of 20,000 digital art assets based on the Greek Goddess Athena, in exchange for payment by the Company of $121,000 and certain variable rate payments depending on the number of vaults sold by the Company. The $121,000 was payable by the Company in three equal installments of $40,333.33 due on April 4, 2022, May 19, 2022 and July 1, 2022. The Sanctum deliverables were due by July 1, 2022 or earlier, as set forth in the Sanctum Agreement.

On August 8, 2022, the Company entered into an Equity Purchase Agreement (the “Agreement”), Common Stock Purchase Warrant (the “Warrant”) and Registration Rights Agreement (the “Registration Rights Agreement”) with Peak One Opportunity Fund, L.P., a Delaware limited Partnership (“Peak One”), dated as of August 8, 2022, pursuant to which the Company shall have the right, but not the obligation, to direct Peak One, to purchase up to $15,000,000.00 (the “Maximum Commitment Amount”) in shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) in multiple tranches. Further, under the Agreement and subject to the Maximum Commitment Amount, the Company has the right, but not the obligation, to submit a Put Notice (as defined in the Agreement) from time to time to Peak One (i) in a minimum amount not less than $15,000.00 and (ii) in a maximum amount up to the lesser of (a) $300,000.00 or (b) 200% of the Average Daily Trading Value (as defined in the Agreement).

In exchange for Investor entering into the Agreement, the Company agreed, among other things, to (A) issue Peak One and Peak One Investments, LLC, an aggregate of 500,000 shares of Common Stock, (B) all shares of Common Stock issued, or that the Company shall be entitled to issue, per any applicable Put Notice, and (C) file a registration statement registering the Common Stock issued as Securities (as defined in the Agreement) or issuable to Investor under the Agreement for resale with the Securities and Exchange Commission within 60 calendar days of the Agreement, as more specifically set forth in the Registration Rights Agreement.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of August 31, 2022.

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

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended August 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2022.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioPower Operations Corporation

Date: December 2, 2022	By:	/s/ Troy MacDonald
Troy MacDonald
Chief Executive Officer
(principal executive officer)

	By:	/s/ Paul Christopher Walton
Paul Christopher Walton
Chief Operating Officer
(principal financial officer and principal accounting officer)