Form 10-Q/A
period 2022-08-31
Biopower Operations Corp
filed 2022-12-14
CIK 1510832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

BioPower Operatoins Corporation (the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2022, with the Securities and Exchange Commission (“SEC”) on December 2, 2022 (the “Original Filing”). This Amendment No. 1 on Form 10-Q (this “Amendment”) is being filed to correct (i) an error on the cover page to the Original Filing, and (ii) certain typographical errors in the line item descriptors on the face of the unaudited consolidated balance sheets and the unaudited consolidated statements of operations that were included in the Original Filing. Specifically, the following changes to the Original Filing have been incorporated into this Amendment:

(a)	On the cover page to the Original Filing, the Company inadvertently checked the “Yes” box in response to the following statement: “Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).” The Company (i) was not a shell company as of the date of the Original Filing, and (ii) is not a shell company as of the date of this Amendment. Accordingly, on the cover page of this Amendment, the Company has checked the “No” box in response to such statement, disclosing that the Company is not a shell company.
(b)	Typographical errors in the following line item descriptors on the consolidated balance sheets have been corrected in this Amendment: “Cash and cash equivalents”, “Prepaid expenses” and “Convertible debt variable priced conversion, net of discount of $111,213”.
(c)	A typographical error in the following line item descriptor on the consolidated statements of operations has been corrected in this Amendment: “Gain on derivatives”.

Except as described above, no other changes have been made to the Original Filing, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

BIOPOWER OPERATIONS CORPORATION

FORM 10-Q

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BioPower Operations Corporation and Subsidiaries

Consolidated Balance Sheets

	August 31,	November 30,
	2022	2021

Assets
Current assets
Cash and cash equivalents	$15,109	$95,973
Accounts receivable	331
Inventory	12,893
Prepaid expenses	32,204	-
Total assets	$60,537	$95,973

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$386,530	$563,967
Accounts payable and accrued expenses - related party	2,154,680	1,530,668
Deferred revenue	250,000
Notes payable	130,671	130,671
Convertible debt variable priced conversion, net of discount of $111,213	57,538
Convertible debt	368,031	368,031
Convertible debt - related parties,	399,447	399,447
Notes payable Senior secured - related party	-	1,000,000
Notes payable	193,667	193,667
Notes payable - related parties	1,320,700	1,320,700
Derivative liability	177,578	-
Total current liabilities	5,438,842	5,507,151

Commitments and Contingencies (Note 9)	-	-

Stockholders’ deficit

Preferred stock - Series A, $1.00 par value: 10,000 authorized, 0 and 1 shares issued and outstanding on May 31, 2022 and November 30, 2021, respectively	-	-
Preferred stock - Series C, $.001 par value: 5,000,000 authorized, 900,000 and 0 shares issued and outstanding on August 31, 2022 and November 30, 2021, respectively	900	900
Common Stock owed	125,000

Common stock, $.0001 par value: 500,000,000 authorized; 45,625,000 and 45,000,000 issued and outstanding on August 31, 2022 and November 30, 2021, respectively	4,564	4,501
Additional paid-in capital	4,303,889	4,140,411
Accumulated deficit	(9,812,658)	(9,556,990)
Total stockholders’ deficit	(5,378,305)	(5,411,178)
Total liabilities and stockholders’ deficit	$60,537	95,973

The accompanying notes are an integral part of these consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Operations

	For the three Months Ended August 31,		For the nine months ended August 31,
	2022	2021	2022	2021
Revenue:
Sale of Tokens	125,000	-	461,000	-
Sale of Tokens - related party	-	-	110,700	-
Total Revenue	$125,000	$-	$571,700	$-

Operating expenses
Selling, general and administrative expenses	403,452	201,396	767,320	209,477
Total operating expenses	403,452	201,396	767,320	209,477

Income / (Loss) from operations	(278,452)	(201,396)	(195,620)	(209,477)

Other expenses
Gain on derivative	69,622		69,622
Interest expense	(13,690)	(11,247)	(36,185)	(33,741)
Interest expense -related party	(21,190)	(35,545)	(93,485)	(73,923)
Total other expenses	34,742	(46,792)	(60,048)	(107,664)

Net loss	$(243,710)	$(244,188)	$(255,668)	$(317,141)

Net loss per common share: basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding: basic and diluted	45,597,826	43,642,466	45,302,198	43,287,243

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

BioPower Operations Corporation

Date: December 14, 2022	By:	/s/ Troy MacDonald
Troy MacDonald
Chief Executive Officer
(principal executive officer)

	By:	/s/ Paul Christopher Walton
Paul Christopher Walton
Chief Operating Officer
(principal financial officer and principal accounting officer)