Form 10-K
period 2022-11-30
Biopower Operations Corp
filed 2023-06-16
CIK 1510832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Years Ended November 30, 2022 and 2021

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

As of May 28, 2021, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing stock price of $0.20 per share on June 16, 2023 was approximately $7,362,910. Shares of the Registrant’s common stock held by executive officers, directors or 10% stockholders have been excluded, as such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 16, 2023, there were 45,625,000 shares of the Registrant’s common stock outstanding.

Documents incorporated by reference: None.

BioPower Operations Corporation

Form 10-K

EXPLANATORY NOTE

NONE

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

PART I

Item 1. Business

Overview

BioPower Operations Corporation (“we,” “our,” “BioPower”, or the “Company”) was incorporated in Nevada on January 5, 2011. On January 6, 2011, the shareholders of BioPower Corporation (“BC”), which was incorporated in the State of Florida on September 13, 2010 and re-domiciled to Nevada on January 5, 2011, contributed their shares of BC to our Company and BC became a wholly owned subsidiary of our Company. BC is no longer active at this time and does not have any assets or operations. On June 11, 2021, the Company formed HYFI CORP, a Florida corporation, as its wholly owned subsidiary. From 2017 until February 17, 2022, the Company was a shell company, as such term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On February 17, 2022, we commenced operations and, accordingly, we ceased to be a shell company at that time.

Businesses Overview

We have reviewed the market opportunities available to us and have determined that we will make use of our business assets by being a U.S.-based green finance and renewable energy company. Our target markets need to access traditional capital markets to provide funding options – we support this through our structured finance and ESG project consultancy divisions supporting green, environmental and infrastructure related initiatives. Our relationship with WPP Energy and its multinational distributor network provides a tremendous deal funnel for projects seeking capital. Adding structured finance creates a very scalable, fast moving new business unit capable of handling dollar volumes of many billions. The digital securities platform has been repositioned to host projects that are not suited for our structured finance offering.

HyFi had developed an innovative hybrid Centralized and Decentralized Finance (“CeDeFi”) blockchain technology called “HyFi”. Subsequently this platform was not fully launched. We created “HyFi Tokens” to be acceptable as utility tokens, and different from common cryptocurrencies like Bitcoin. These projects have been placed on hold given the current climate of uncertainty in respect of the regulations of utility tokens specifically, and crypto assets in general. We are reviewing all options for the HyFi Tokens and the HyFi platform website, first launched on November 8, 2021 and available for review but not trading at the following site: http://hyfi.exchange/.

Our new structured finance division has three funding models:

1.	Structured Finance/Bond Market: Capital supplied by the U.S. bond market, with deal sizes typically in the range of $100 million to over $1 billion.

2.	Structured Finance/Promissory Notes: Capital supplied by insurance and pension funds via a promissory note model, with deal sizes ranging from $10 million to $100 million or more.

3.	Securities offerings through third party Broker Dealers: Capital supplied by accredited investors via a Regulation D, Rule 506(c) offering, with deal sizes ranging from $1 million to $100 million.

We have formed relationships with institutions and traditional wholesale capital providers established in the U.S. bond and promissory note markets. As a result, our clients can reap the benefits, as this new business unit can accept projects with capital funding requests from $10 million to several billions of dollars in value.

Note that BOPO/HyFi is not a registered Broker Dealer but will rely upon third-party services provided by Signet Capital, LLC, is a boutique investment banking and structured finance services firm with extensive structuring and distribution capabilities for debt and equities securities.

Our ESG project consultancy division reviews projects, makes recommendations on funding partners for projects, addresses any missing elements which would disqualify a project from being financed, such as absent or unsatisfactory offtake agreements, and helps source and negotiate the missing elements for clients.

Our management team’s experience in the energy and environment sectors is the foundation behind this offering. On a consultancy basis, we can source and negotiate the contracts necessary for a project funding to be successful, such as:

●	Off-take agreements with BBB or higher rated entities, with a supporting proforma which demonstrates the ability to cover principal and interest repayment obligations; and

●	Government or B credit rating or above for co-signing of financing contracts.

Coinciding with the launch of our structured finance and ESG project consultancy divisions, we are also pleased to announce that 12 clients are already under contract for services on over $10 billion in project capital and consultancy sought, for green, environmental and infrastructure related projects. The deals are at various stages of maturity, with almost $1 billion in transactions already submitted for underwriting approval this month.

We have developed a large pipeline of business from Southeast Asia, as well as engagements in Central America, Canada, the U.S., EU and select African nations, and we have a strong focus on India. We have established relationships in India through our partnership network and believe India is poised for substantial growth in its green economy.

We are excited to expand and reshape our business model. We believe adding structured finance and consultancy is the best way to truly make an impact and support large projects. To transition to a green planet and green economy, it is necessary to deploy as much capital as possible into the projects that are the best positioned to do the greatest good for the planet, and those who live on it. It became apparent to us that we have too many quality clients, most needing large sums of capital, and we could not rely solely on our securities platform to reasonably handle this much volume at launch.

Market Review

Many national and international agencies warn that to mitigate climate change, and meet the basic requirements of the Paris Accords – keeping the rise in mean global temperature to well below 2 °C, and preferably limit the increase to 1.5 °C above pre-industrial levels – it will be necessary for the world to see investment of $5 trillion per annum over the next 30 years to meet the required investment to control global warning and achieve sustainable economic growth. That equates to five percent of 2022 of global economic output, above that which can be financed from current spending. Major economies must raise equity, loan and bond investment to mee this challenge.

The Paris Agreement states that planned emissions should be reduced as soon as possible and reach net-zero by the middle of the 21st century. To stay below 1.5 °C of global warming, emissions need to be cut by roughly 50% by 2030, as an aggregate of each country’s nationally determined contributions. BioPower/HyFi has identified a wide range of technologies which, collectively, can power a green industrial revolution to address climate change, in: solar power, wind power, hydro power, green hydrogen fuel, effective use of mineral resources, waste-to-energy and many more accessible technologies.

There is no shortage of credible projects; there is inadequate financial support for these projects. For example, Green, or Sustainable bonds, have seen substantial growth with more than $500 billion issued in in 2022. S&P forecasts $1.5 trillion in green bond issuance in 2022. We believe it will be necessary to issue an average of $5 trillion in Green Bonds per annum over the next 30 years to meet the required investment to control global warning and achieve sustainable economic growth, a ten-fold increase in bond issuance.

The E.U. and U.S. is leading the development of the green bond markets. A significant driver of green bond issuances in 2022 will come from the EU, after it started its five-year, €240 billion green bond program in October 2021 as part of its €800 billion Next Generation EU recovery fund. The €12 billion green bond debut under this program was more than 11 times oversubscribed, making it the largest green bond ever issued and the largest single order book to date. We think EU issuers will maintain their leadership share in the green bond market, reflecting the region’s unique regulatory and political position.

Green bonds were first issued in the late 2000s by supranational organizations such as the European Investment Bank and the World Bank. Supra-nationals (and governments) still issue green bonds, but corporations now account for about two-thirds of global issuance. Private-sector issuers of green bonds tend to be large, mature firms or firms with strong access to debt capital markets. This is especially true of firms issuing green bonds in a foreign currency to tap international green capital markets. Issuers also tend to be from relatively less carbon-intensive industries and greener than their industry peers.

About half of green corporate issuance is concentrated in financial firms. The majority of this financial firm issuance is from banks, which use green bond proceeds to extend loans to firms that need financing for green projects. Alternatively, banks may first extend green loans, and then securitize the loans into a green bond. The remaining portion of financial firm issuance is mostly from real estate financing vehicles such as real estate investment trusts (REITs), which typically finance the development of green buildings. The electric utility sector accounts for an additional quarter of green corporate bond issuance. The remaining quarter of green corporate bond issuance is distributed among a variety of sectors with growing issuance, such as alternate energy, automobiles, and heavy industry. Notably, issuance from fossil fuel companies is negligible.

During the recent period of remarkable growth in green bond issuance, policymakers, market participants, and financial journalists have acknowledged the potential for green bonds to fund green investments. However, while certain individual green bonds may have a discernible positive impact, the broader green bond market has several shortcomings. Key issues include greenwashing, the lack of a universal governance and certification framework, and the significant compliance costs associated with certification, issuance and reporting. Critics further question if the green bond market actually influences firms’ investments. In either case, this financial engineering can lead to the banking sector overstating its green investments relative to actual capital expenditure.

Green Bond Issuance

Source: ‘The Green Corporate Bond Issuance Premium’, Board of Governors of the Federal Reserve System International Finance Discussion Papers. June 2022.

Green Investors

Source: Panel (a) is the assets under management (AUM) of green bond funds by fund domicile region. Panel (b) is the share of green bond fund AUM relative to each domicile region’s total fixed income fund AUM. The data extends from 2014-Q1 through 2021-Q4 at a quarterly frequency. Source: Morningstar, Inc. (2021).

BioPower/HyFi has positioned itself to facilitate the identification, development and financing of potentially hundreds of projects which will drive the green industrial revolution. This market is currently fragmented and an under-developed market. There are few if any firms which offer the unique combination of skills we bring to this opportunity. Global banks active in the infrastructure market, and the leading investment banks, are starting to build project teams to connect with local opportunities. Sovereign wealth funds are showing some interest. Global agencies like the World Bank, and regional development banks, have been slow to make capital available. BioPower/HyFi is working with financial sponsors and others to promote the most credible projects, connecting those projects which can be funded with those investors with the appetite to fund them.

Our role combines project assessment, consultancy to connect projects with OEMs and EPCs, financial analysis and final investment confirmation. BioPower/HyFi is not currently registered as a Broker Dealer in the US or other jurisdictions, and as such we will work with agents which are registered until such time that we can obtain the necessary licenses and registrations.

STOCK

On July 28, 2021, the Company amended and restated its articles of incorporation, as amended, in order to (i) increase the number of authorized shares of common stock from 100,000,000 to 500,000,000, (ii) increase the number of authorized shares of preferred stock from 10,000 to 5,000,000, (iii) change the par value of the preferred stock from $1.00 par value per share to $0.0001 par value per share; and (iv) increase the number of directors from one to four. Currently, the Company has authorized 500,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share.

On October 7, 2021, we filed a certificate of amendment to our amended and restated articles of incorporation in order to change our corporate name from BioPower Operations Corporation to HyFi Corp (the “Name Change”) to more closely align the Company name with our products and services. Although the Name Change has been effected in the State of Nevada, the Name Change and our request for a new stock symbol will only become effective following clearance by the Financial Industry Regulatory Authority (FINRA), which is currently still pending.

For the year ended November 30, 2021 the Company generated revenues of $175,000, which revenue was generated by the sale of 4,125,000 HyFi Tokens to two customers, and reported a net loss of $441,324 and negative cash flow from operating activities of $441,324. For the six months ended May 31, 2022, the Company generated revenues of $246,700, reported a net loss of $13,138, and had negative cash flow from operating activities of $11,958. As noted in the consolidated financial statements of the Company, as of May 31, 2022, the Company had an accumulated deficit of $9,568,948. There is substantial doubt regarding the ability of the Company to continue as a going concern as a result of its historical recurring losses and negative cash flows from operations as well as its dependence on private equity and financings. See “Risk Factors— The Company has a history of operating losses, and its management has concluded that factors raise substantial doubt about its ability to continue as a going concern and the auditor of the Company has included explanatory paragraphs relating to its ability to continue as a going concern in its audit report for the years ended November 30, 2021 and 2020.”

In addition to the Equity Line with Peak One, we must raise cash from sources other than revenues generated, such as from the proceeds of loans, public or private equity sales, and/or advances from related parties in order to continue to implement our operations for the next 12 months.

HyFi Asset Purchase Agreement

On June 29, 2021, we entered into an Asset Purchase Agreement (the “APA”) with Rafael Ben Shaya, Troy MacDonald, Adam Benchaya, Thomas Perez, Tom Saban and Edouard Pouchoy (collectively, Messrs. Ben Shaya, MacDonald, Benchaya, Perez, Saban and Pouchoy are referred to herein as the “Sellers”).

Pursuant to the terms of the APA, the Company agreed to acquire from the Sellers, and the Sellers agreed to sell to the Company, certain assets comprised of the goodwill, intellectual property, business proprietary know-how and trade secrets, intangible property and other assets of Sellers’ business with respect to HyFi, and any and all rights of Sellers in and to the foregoing (the “Assets”), and certain governance/utility virtual tokens (each, a “HyFi Token” and collectively, the “HyFi Tokens”) were previously expected to be used as a means of payment on the HyFi Platform, as hereinafter defined (the “Acquisition”).

In addition, the Sellers agreed to (i) pay to the Company, on the closing date of the Acquisition, $300,000 (the “Cash Consideration”), and (ii) transfer to the Company, on the closing date of the Acquisition, 400,000,000 HyFi Tokens (the “HyFi Token Consideration”). The Company used the Cash Consideration to bring the Company into a fully reporting status with the U.S. Securities and Exchange Commission and for public company operating expenses.

Pursuant to the terms of the APA, the Company agreed to file and filed with the State of Nevada the certificate of designation for the Series C preferred stock on or before the date that is 60 calendar days after the closing of the Acquisition. In exchange for the sale of the Assets, the HyFi Token Consideration and the Cash Consideration, the Company agreed to issue and issued to the Sellers an aggregate of 900,000 Series C preferred shares within 30 calendar days after the State of Nevada provided written confirmation of filing of the certificate of designation for the Series C preferred stock. The certificate of designation for the Series C preferred stock was filed with the State of Nevada, and was effective as of August 27, 2021.

Pursuant to the terms of the APA, the parties agreed that the Series C preferred stock has the following terms, among others:

1. Authorized Shares of Series C Preferred Stock. The number of authorized shares of Series C preferred stock is 900,000.

2. Conversion. Subject to the other terms and conditions in the certificate of designation, a Series C preferred stockholder will have the right from time to time and at any time following the date that is one year after the date on the signature page of the certificate of designations to convert each outstanding share of Series C preferred stock into 450 shares of Company common stock. Based on the number of shares of common stock issued and outstanding as of October 7, 2022, if all of the 900,000 shares of Series C preferred stock are issued and subsequently converted, the holders of the converted stock will hold 90% of the issued and outstanding shares of the Company’s common stock.

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

Series A Preferred Stock Redemption Agreement & Senior Promissory Note

Also on the Closing Date, the Company and China Energy Partners, LLC (“CEP”) entered into a share redemption agreement (the “Redemption Agreement”), dated as of June 29, 2021, pursuant to which the Company redeemed one share of the Company’s Series A preferred stock from CEP (the “Series A Share”). On the Closing Date, as provided in the Redemption Agreement, the Company issued to CEP a senior promissory note (the “Note”) in the principal amount of $1,000,000. The Series A Share will be held in escrow by an attorney designated by CEP (the “Escrow Agent”), which was designated by CEP within 30 calendar days after the Closing Date. If an Event of Default (as defined in the Note) occurs under the Note, then the Company will direct the Escrow Agent to release the Series A Share to CEP; provided, however, that CEP will also retain all rights and privileges under the Note (and the Company will remain bound to all obligations under Note) even if the Series A Share is required to be released by the Escrow Agent to CEP as provided in the Redemption Agreement. For the avoidance of doubt, CEP will regain all rights, title, and interest in and to the Series A Share upon the occurrence of an Event of Default under the Note, regardless of the amount of the outstanding balance owed under the Note at the time of the occurrence of an Event of Default under the Note.

As provided in the APA, on June 29, 2021, Robert Kohn resigned as the Company’s Chief Executive Officer. Mr. Kohn remained as a member of the Board of Directors, however.

Also on June 29, 2021, the Company appointed the following individuals to serve as members of the Board of Directors: Troy MacDonald (Chairman), Adam Benchaya, and Thomas Perez.

The Company’s Board of Directors now consists of the following people:

Troy MacDonald (Chairman)

Adam Benchaya

Robert Kohn

Thomas Perez

Paul C. Walton

On November 28, 2022, the following individual was appointed to serve as an officer of the Company:

Paul C. Walton, Chief Operating Officer

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

We began our energy operations in 2011 and since then our business model continued to evolve until in early 2017, we shifted away from waste to energy and became a shell corporation. During the quarter ending February 28, 2022, we commenced operations and accordingly, we ceased to be a shell company. We intend to focus on developing funding options for renewable energy and ESG projects.

As we depend upon third-party relationships with Banks, Broker Dealers and other financial intermediaries, our ability to complete financial transactions will depend upon the performance of firms which are outside of our control. Bond financing can be completed only after rigorous financial analysis, guarantees provided by private and public enterprises (including governments), their credit rating, the attitude of the leading credit rating agencies, the state of financial markets, interest rates, and the appetite of financial institutions to invest – factors which are be beyond our control.

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

In addition to established enterprises, we may also face competition from early-stage companies attempting to capitalize on the same, or similar, opportunities as we are. Some of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, and a larger customer base than we do. This allows them, among others, to potentially offer more competitive pricing or other terms or features, a broader range of financial products, or a more specialized set of specific products or services, as well as respond more quickly than we can to new or emerging technologies and changes in customer preferences.

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

Further, any actual or perceived breach or cybersecurity attack directed at other financial institutions, whether or not we are directly impacted, could lead to a general loss of customer confidence.

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

We have no present existing relationships with card acquiring sponsors to process card payment transactions globally. If the payment card networks require our acquiring partner to operate solely within its area of use, we would lose our ability to offer card transaction processing services in the U.S.. Such a decision would have a negative impact on the utility of our services to our U.S.-based enterprise customers. In light of the foregoing, we are in the process of onboarding with a merchant acquirer in the U.S., which should minimize any area of use risk, but that relationship has not yet been finalized and the associated technology build out is not yet complete.

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

We have no operations and there is no assurance that we will not incur net losses in the future. We may not be able to generate sufficient revenue to maintain profitability in the short or long-term. Our revenue growth may slow, or our revenue may decline for a number of other reasons.

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

We could experience significant fluctuations in our quarterly operating results due to a number of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may cause fluctuations in our quarterly operating results include, but are not limited to, the following:

●	the level of our expenses;

●	the degree to which we encounter competition in our markets;

●	general economic conditions;

●	the amount of capital available for investing in the market;

●	legal or regulatory developments;

●	legislative or policy changes; and,

●	changes in the prospects of the economy generally, which could alter current or perspective customers’ priorities, or could increase the time it takes us to launch new offerings.

Our operating results may fall below the expectations of market analysts and investors in some future periods, which could cause the market price of our common stock to decline substantially.

Changes in U.S. and foreign tax laws, as well as the application of such laws, could adversely impact our financial position and operating results.

We are subject to complex income and non-income tax laws and regulations in the U.S. and a variety of foreign jurisdictions. Both the U.S. and foreign jurisdictions may revise corporate income tax and other non-income tax laws which could impact the amount of tax due in such jurisdiction. Our determination of our corporate income tax liability is subject to review and may be challenged by applicable U.S. and foreign tax authorities. Any adverse outcome of such challenge could harm our operating results and financial condition. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is complex and uncertain. Moreover, as a multinational business, we have subsidiaries that engage in many intercompany transactions in a variety of tax jurisdictions where the ultimate tax determination is complex and uncertain. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. Furthermore, as we operate in multiple taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views with respect to, among other things, the characterization and source of income or other tax items, the manner in which the arm’s-length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. The taxing authorities of the jurisdictions in which we operate may challenge our tax treatment of certain items or the methodologies we use for valuing developed technology or intercompany arrangements, which could impact our worldwide effective tax rate and harm our financial position and operating results.

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property, and goods and services taxes in the U.S. and various foreign jurisdictions. A change in the tax law could impact tax positions which could result in an increased exposure related to such tax liabilities. Such changes could have an adverse effect on our operating results and financial condition.

If our estimates or judgment relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the identification of performance obligations in revenue recognition, evaluation of tax positions, inter-company transactions, and the valuation of stock-based awards and the fiat reserves we hold, among others. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of analysts and investors, resulting in a decline in the trading price of our common stock.

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

Our stock price may be volatile. The stock market has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their shares of BioPower common stock at or above the price paid for the shares. The market price for BioPower common stock may be influenced by many factors, including:

●	actual or anticipated variations in our operating results;

●	changes in financial estimates by us or by any securities analysts who might cover our stock;

●	conditions or trends in our industry;

●	changes as a result of macroeconomic events;

●	stock market price and volume fluctuations of comparable companies;

●	announcements by us or our competitors of new product or service offerings, significant acquisitions, strategic partnerships, or divestitures;

●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

●	capital commitments;

●	investors’ general perception of our company and our business;

●	recruitment or departure of key personnel; and

●	sales of BioPower common stock, including sales by our directors and officers or specific stockholders.

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

Fiscal Year 2022	High ($)	Low ($)
Fourth Quarter	0.20	0.04
Third Quarter	0.30	0.13
Second Quarter	0.53	0.13
First Quarter	0.97	0.21

Fiscal Year 2021	High ($)	Low ($)
Fourth Quarter	0.64	0.05
Third Quarter	0.30	0.03
Second Quarter	0.07	0.03
First Quarter	0.09	0.01

Fiscal Year 2020	High ($)	Low ($)
Fourth Quarter	0.35	0.15
Third Quarter	0.49	0.10
Second Quarter	0.35	0.05
First Quarter	0.35	0.17

On June 16, 2023, the closing price of our common stock as reported by the OTC Markets was $_______ per share.

As of June 16, 2023, there were approximately 163 stockholders of record, 45,000,000 shares of our common stock issued and outstanding, and 900,000 shares of our Series C preferred stock issued and outstanding.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended November 30, 2022, and 2021.

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

Businesses Overview

We have reviewed the market opportunities available to us and have determined that we will make use of our business assets by being a U.S.-based green finance and renewable energy company. Our target markets need to access traditional capital markets to provide funding options – we support this through our structured finance and ESG project consultancy divisions supporting green, environmental and infrastructure related initiatives. Our relationship with WPP Energy and its multinational distributor network provides a tremendous deal flow for projects seeking capital. Adding structured finance creates a very scalable, fast moving new business unit capable of handling dollar volumes of many billions. The digital securities platform has been repositioned to host projects that are not suited for our structured finance offering.

Our new structured finance division has three funding models:

1.	Structured Finance/Bond Market: Capital supplied by the U.S. bond market, with deal sizes typically in the range of $100 million to over $1 billion.

2.	Structured Finance/Promissory Notes: Capital supplied by insurance and pension funds via a promissory note model, with deal sizes ranging from $10 million to $100 million or more.

3.	Securities offerings through third party Broker Dealers: Capital supplied by accredited investors via a Regulation D, Rule 506(c) offering, with deal sizes ranging from $1 million to $100 million.

We have formed relationships with institutions and traditional wholesale capital providers established in the U.S. bond and promissory note markets. As a result, our clients can reap the benefits, as this new business unit can accept projects with capital funding requests from $10 million to several billions of dollars in value.

Note that BOPO/HyFi is not a registered Broker Dealer but will rely upon third-party services provided by Signet Capital, LLC, is a boutique investment banking and structured finance services firm with extensive structuring and distribution capabilities for debt and equities securities.

Our ESG project consultancy division reviews projects, makes recommendations on funding partners for projects, addresses any missing elements which would disqualify a project from being financed, such as absent or unsatisfactory offtake agreements, and helps source and negotiate the missing elements for clients.

Our management team’s experience in the energy and environment sectors is the foundation behind this offering. On a consultancy basis, we can source and negotiate the contracts necessary for a project funding to be successful, such as:

●	Off-take agreements with BBB or higher rated entities, with a supporting proforma which demonstrates the ability to cover principal and interest repayment obligations; and

●	Government or B credit rating or above for co-signing of financing contracts.

Coinciding with the launch of our structured finance and ESG project consultancy divisions, we have 12 clients under contract for services on over $10 billion in project capital and consultancy sought, for green, environmental and infrastructure related projects. The deals are at various stages of maturity, with almost $1 billion in transactions already submitted for underwriting approval this month.

We have developed a large pipeline of business from Southeast Asia, as well as engagements in Central America, Canada, the U.S., EU and select African nations, and we have a strong focus on India. We have established relationships in India through our partnership network and believe India is poised for substantial growth in its green economy.

We believe adding structured finance and consultancy is the best way to truly make an impact and support large projects. To transition to a green planet and green economy, it is necessary to deploy as much capital as possible into the projects that are the best positioned to do the greatest good for the planet, and those who live on it. It became apparent to us that we have too many quality clients, most needing large sums of capital, and we could not rely solely on our securities platform to reasonably handle this much volume at launch.

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

There can be no assurance that any of our operations above will lead to customers or revenue.

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

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated audited financial statements for the fiscal years ended November 30, 2022 and 2021, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-2.

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

Furthermore, during the Company’s two most recent fiscal years and through November 30, 2021, there have been no disagreements with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to MaloneBailey’s satisfaction, would have caused MaloneBailey to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements for such periods.

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

(b) Engagement of New Independent Registered Accounting Firm

On August 10, 2021, the Company’s Board of Directors appointed BF Borgers, C.P.A., P.C. (“Borgers”) as the Company’s new independent registered accounting firm. During the Company’s two most recent fiscal years and through July 16. 2023, neither the Company nor anyone acting on the Company’s behalf consulted Borgers with respect to any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the years ended November 30, 2022 and 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following are the officers and directors of the Company as of the date of this report.

Name	Age	Position
Troy MacDonald	53	Chairman of the Board and Chief Executive Officer
Adam Benchaya	35	President, Chief Marketing Officer and Director
Paul Walton	63	Chief Operating Officer and Director
Thomas Perez	30	Director

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

Paul Walton. Since September 2022, Mr. Walton has served as Chief Operating Officer of HyFi, helping to review its security token and renewable green energy financing business. He is responsible for developing the regulated financial infrastructure which will enable HyFi to raise capital for its clients, as well as attending to key operational responsibilities.

For the past the past five years Mr. Walton advised several start-up fintech business to raise capital, arrange operations and develop business invest management and alternative investing markets. This work involved regulated blockchain and cryptocurrency businesses as well as style-based investment technology. At Optimal Asset Management, Mr. Walton grew assets and helped to develop a business which was eventually sold to BNY Mellon.

Prior to this, Mr. Walton advised on a substantial portion of new technology and new product development at the London Stock Exchange’s New York operation, FTSE Russell for two periods between 2009 and 2017. Mr. Walton also ran business development for renowned economist, Mr. Stephen Ross, at his Ross, Jeffrey and Antle hedge fund, for a four-year period, helping to grow assets substantially.

Mr. Walton worked for a number of leading investment banks in London over three decades from the 1980s to the early 2000’s. In this work, Mr. Walton was a highly rated financial analyst and investment strategist at the Warburg’s private bank, Schroders private bank, Goldman Sachs, Schroder Salomon Smith Barney, and Merrill Lynch.

Mr. Walton received a Master’s Degree in Economics from the University or London and Bachelor’s Degree in Economics from the Victoria University of Manchester. Mr. Walton studied advanced management principles at the UK-based Ashridge Business School. For most of his career, Mr. Walton held regulatory qualifications administered by the then UK supervisory body, Financial Services Authority.

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

Board and Committee Meetings

Our new Board of Directors currently consists of four members. The Board of Directors held two formal meetings between July 1, 2021 until year ended November 30, 2021.

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

Item 11. Executive Compensation

The following is a summary of the compensation we accrued for our executive officers, for the fiscal years ended November 30, 2021, 2020 and 2019.

2020 Summary Compensation Table

Name and Position(s)	Year	Salary($)	Bonus($)	Total Compensation

Robert D. Kohn (1)	2021	$25,000	$0	$0

Chief Financial Officer and	2020	$0	$0	$0
Former Chief Executive Officer (1)	2019	$0	$0	$0

(1)	Mr. Kohn ceased to be Chief Executive Officer on June 29, 2021 in connection with the Acquisition. Mr. Kohn retained his position as Chief Financial Officer. On June 29, 2021, Troy MacDonald was appointed as Chief Executive Officer, and Adam Benchaya was appointed as President and Chief Marketing Officer. Mr. Kohn’s 2021 salary is accrued.

During the fiscal years ended 2021 and 2020, there were no arrangements or plans in which we provided cash or equity compensation, or pension, retirement or similar benefits for our Executive Officers, and we did not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation was or may be paid to our directors or Executive Officers.

Grants of Plan-Based Awards

There were no grants of plan-based awards during the years ended November 30, 2022 or 202111111111.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the years ended November 30, 2022 or 2021.

Option Exercises and Stock Vested

During our fiscal years ended November 30, 2022 and 2021, there were no options exercised by our named executive officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information concerning beneficial ownership of our common stock as of February __, 2022 by:

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Named Executive Officers and Directors:
Troy MacDonald	—	(2)	0.0%
Paul Walton
Adam Benchaya	—	(4)	0.0%
Thomas Perez	—	(5)	0.0%
All officers and directors as a group (4 persons)	0%		0%
Other 5% Stockholders:
Rafael Ben Shaya	—	(6)	—%
Riskless Partners, LLLP PO Box 600806 North Miami, Fl. 33160	5,805,000	(7)	12.9%
Richard Reiner PO Box 811118 Boca Raton, FL 33481-1118	4,098,617		9.1%
Robert Reiner PO Box 811118 Boca Raton, FL 33481-1118	4,110,000		9.1%
Robert Kohn 9379 Equus Circle Boynton Beach, Florida	7,843,560		17.4%

(1)	The percent of class is based on the total number of common shares outstanding of 45,000,000 as of February __, 2022.

(2)	Mr. MacDonald owns 205,000 Series C convertible preferred shares. The Series C convertible preferred shares can be converted at any time after June 29, 2022 at a conversion rate of 450 shares of common stock for each share of Series C convertible preferred shares.

(3)	In addition to Mr. Kohn’s common stock ownership, China Energy Partners, LLC (“CEP”), an entity 50% owned by Mr. Kohn, owns one share of Series A preferred stock, representing 100% of the shares of Series A preferred stock outstanding. The share of Series A preferred stock entitles CEP to vote 50.1% of the issued and outstanding shares of the Company on all matters presented to the Company’s stockholders for approval. On June 29, 2021, the Company and CEP entered into a Redemption Agreement, dated as of June 29, 2021, pursuant to which the Company redeemed the share of Series A preferred stock from CEP. On June 29, 2021, as provided in the Redemption Agreement, the Company issued to CEP a senior promissory note (the “Note”) in the principal amount of $1,000,000. The share of Series A preferred stock will be held in escrow. If an Event of Default (as defined in the Note) occurs under the Note, then the Company will direct the escrow agent to release the share of Series A preferred stock to CEP; provided, however, that CEP will also retain all rights and privileges under the Note (and the Company will remain bound to all obligations under Note). For the avoidance of doubt, CEP will regain all rights, title, and interest in and to the share of Series A preferred stock upon the occurrence of an Event of Default under the Note, regardless of the amount of the outstanding balance owed under the Note at the time of the occurrence of an Event of Default under the Note.

(4)	Mr. Benchaya owns 205,000 Series C convertible preferred shares. The Series C convertible preferred shares can be converted at any time after June 29, 2022 at a conversion rate of 450 shares of common stock for each share Series C convertible preferred shares.

(5)	Mr. Perez owns 45,000 Series C convertible preferred shares. The Series C convertible preferred shares can be converted at any time after June 29, 2022 at a conversion rate of 450 shares of common stock for each share Series C convertible preferred shares.

(6)	Mr. Ben Shaya owns 400,000 Series C convertible preferred shares. The Series C convertible preferred shares can be converted at any time after June 29, 2022 at a conversion rate of 450 shares of common stock for each share Series C convertible preferred shares.

(7)	Bonnie Nelson is the sole managing member of Riskless Partners, LLLP, and has sole voting and dispositive power over the shares held by Riskless Partners, LLLP. Ms. Nelson was a member of the Company’s board of directors until her resignation on June 30, 2021.

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

Tokens transaction

17,500,000 Tokens in exchange for the Membership Program

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

	Fiscal Year Ended November 30,
	2022	2021	2020
Audit Fees	$118,000	$96,000	$—
Audit-Related Fees	—	—	—
Tax Fees	—	—	—
All Other Fees	—	—	—
Total	$118,000	$96,000	$—

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Number	Description

3.1	Articles of Incorporation	Previously filed(1)

3.1(a)	Amendment to Articles of Incorporation	Previously filed(1)

3.1(b)	Certificate of Designation of the Rights, Preferences and Privileges Of Series A Preferred Stock of BioPower Operations Corporation	Previously filed(1)

3.1(c)	Certificate of designations for Series C preferred stock.	Previously filed(8)

3.2	Bylaws	Previously filed(1)

4.1	Specimen of Stock Certificate	Previously filed(1)

10.1	Employment Agreement between Robert Kohn and the Company dated January 5, 2011.	Previously filed(1)

10.2	Demand Note, dated November 30, 2010, issued to Mr. Robert Kohn	Previously filed (4)

10.3	Demand Note, dated November 30, 2010, issued to Ms. Bonnie Nelson	Previously filed (4)

10.5	Asset Purchase Agreement dated June 29, 2021 by and among BioPower Operations Corporation and Rafael Ben Shaya, Troy MacDonald, Adam Benchaya, Thomas Perez, Tom Saban and Edouard Pouchoy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2021).

10.6	Share Redemption Agreement dated as of June 29, 2021 by and between the registrant and China Energy Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2021).

10.7	Senior Promissory Note, dated June 29, 2021, issued by the registrant to China Energy Partners, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2021).

10.8	Employment Agreement dated June 29, 2021 by and between the registrant and Robert Kohn (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2021).

14.1	Code of Ethics adopted September 1, 2021.	Previously filed(8)

16.1	Letter dated August 31, 2021 from MaloneBailey LLP to the SEC.	Previously filed(8)

21.1	List of Subsidiaries	Previously filed(8)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-172139) filed with the SEC on February 09, 2011.

(2)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated March 16, 2011.

(3)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated April 8, 2011.

(4)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated April 29, 2011.

(5)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated May 18, 2011.

(6)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated July 21, 2011.

(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 17, 2012.

(8)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on September 3, 2021.

Item 16. 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on June 16, 2023, by the undersigned thereunto duly authorized.

BioPower Operations Corporation

/s/ Troy MacDonald
Troy MacDonald
Chief Executive Officer
(principal executive officer)

/s/ Troy MacDonald
Troy MacDonald
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

Signature	Title	Date

/s/ Troy MacDonald	Chairman and Chief Executive Officer	June 16, 2023
Troy MacDonald	(principal executive officer)

/s/ Troy MacDonald	Chief Financial Officer and Director	June 16, 2023
Troy MacDonald	(principal financial officer and principal accounting officer)

/s/ Adam Benchaya	President, Chief Marketing Officer and Director	June 16, 2023
Adam Benchaya

/s/ Thomas Perez	Director	June 16, 2023
Thomas Perez

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of BioPower Operations Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioPower Operations Corporation as of November 30, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

June 16, 2023

BioPower Operations Corporation and Subsidiaries

Consolidated Balance Sheets

	November 30,	November 30,
	2022	2021

Assets
Current assets
Cash and cash equivlants	$825	$95,973
Accounts receivable	331
Inventory	12,893
Total assets	$14,049	$95,973

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$451,846	$563,967
Accounts payable and accrued expenses - related party	2,295,213	1,530,668
Deferred revenue	375,000	-
Notes payable	130,671	130,671
Convertible debt vsriable priced converstion, not of discount of $66,583	157,167	-
Convertible debt	368,031	368,031
Convertible debt - related parties,	399,447	399,447
Notes payable Senior secured - related party	-	1,000,000
Notes payable	193,667	193,667
Notes payable - related parties	1,320,700	1,320,700
Derivative liability	262,050	-
Total current liabilities	5,953,792	5,507,151

Commitments and Contingencies (Note 9)	-	-

Stockholders’ deficit
Preferred stock - Series A, $1.00 par value: 10,000 authorized, 0 and 1 shares issued and outstanding on November 30, 2022 and November 30, 2021, respectively	-	-
Preferred stock - Series C, $.001 par value: 5,000,000 authorized, 900,000 and 0 shares issued and outstanding on November 30, 2022 and November 30, 2021, respectively	900	900
Common Stock owed	125,000
Common stock, $.0001 par value: 500,000,000 authorized; 45,625,000 and 45,000,000 issued and outstanding on November 30, 2022 and November 30, 2021, respectively	4,564	4,501
Additional paid-in capital	4,279,317	4,140,411
Accumulated deficit	(10,349,524)	(9,556,990)
Total stockholders’ deficit	(5,939,743)	(5,411,178)
Total liabilities and stockholders’ deficit	$14,049	95,973

The accompanying notes are an integral part of these consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended November 30,
	2022	2021
Revenue:
Sale of Tokens	461,000	175,000
Sale of Tokens - related party	110,700	-
Total Revenue	$571,700	$175,000

Operating expenses
Selling, general and administrative expenses	1,163,484	461,263
Total operating expenses	1,163,484	461,263

Income / (Loss) from operations	(591,784)	(286,263)

Other expenses
Gsin on derivative	69,722	-
Loan costs	(3,750)	-
Interest expense	(152,048)	(44,990)
Interest expense -related party	(114,674)	(110,071)
Total other expenses	(200,750)	(155,061)

Net loss	$(792,534)	$(441,324)

Net loss per common share: basic and diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding: basic and diluted	45,302,198	43,915,714

The accompanying notes are an integral part of these consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended November 30,
	2022	2021
Cash flows from operating activities
Net loss	$(792,534)	$(441,324)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	2,500
Amortization of debt discount	154,167	-
Gain on derivative	(69,722)	-
Adjustments to reconcile net loss to net
Changes in operating assets and liabilities
Increase in accounts receivable	(331)	-
increase in inventory	(12,893)	-
Accounts payable and accrued expenses	12,879	195,266
Accounts payable and accrued expenses - related party	639,545	39,531
Deferred revenge	375,000	-
Net cash used in operating activities	306,111	(204,027)

Cash flow from financing activities
Convertible notes payable	223,750	-
Repayment of Notes payable Senior secured - related party	(1,000,000)	-
Proceeds from issuance of common stock	374,991	300,000
Net cash provided by financing activities	(401,259)	300,000

Net increase in cash and cash equivalents	(95,148)	95,973
Cash and cash equivalents at beginning of period	95,973
Cash and cash equivalents at end of period	$825	$95,973

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information:
Conversion of Series A preferred stock to notes payable - related party	$-	$(1,000,000)
Common stock issued for accrued severance	$-	$37,500
Common stock issued for accrued salary - related party	$-	$54,615
Debt Discount	$220,750	$-
Initial Derivative	$(220,750)	$-

The accompanying notes are an integral part of these consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Tyear Ended November 30, 2022 and 2021

(Unaudited)

	Preferred Stock - Series A		Preferred Stock		Common Stock payable		Common Stock		Additional
	Shares	Par	Shares	Par	Shares	Dollar	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Issuable	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance November 30, 2020	1	1	-	-	-	$-	43,107,680	$4,312	$4,746,884	$(9,115,666)	$(4,364,469)
Sales of preferred stock	-	-	900,000	900	-	-	-	-	299,100	-	300,000
Conversion of Series A preferred stock to notes payable - related party	(1)	(1)	-	-	-	-	-	-	(999,999)	-	(1,000,000)
Common stock issued for services	-	-	-	-	-	-	50,000	5	2,495	-	2,500
Common stock issued for accrued severance	-	-	-	-	-	-	750,000	75	37,425	-	37,500
Common stock issued for accrued salary - related party	-	-	-	-	-	-	1,092,320	109	54,506	-	54,615
Net loss, for year ended November 30, 2021	-	-	-	-	-	-	-	-	-	(441,324)	(441,324)
Balance November 30, 2021	-	$-	900,000	$900	-	$-	45,000,000	$4,501	$4,140,411	$(9,556,990)	$(5,411,178)

Sale of common stock	-	-	-	-	500,000	125,000	625,000	63	249,928	-	374,991
Derivative liability	-	-	-	-	-	-	-	-	(111,022)	-	(111,022)
Net loss, for year ended November 30, 2022	-	-	-	-	-	-	-	-	-	(792,534)	(792,534)
Balance November 30, 2022	-	$-	900,000	$900	500,000	$125,000	45,625,000	$4,564	$4,279,317	$(10,349,524)	$(5,939,743)

The accompanying notes are an integral part of these consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2022

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of November 30, 2022, the Company had an accumulated deficit of $10,349,524 and stockholders’ deficit of $5,939,743.

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

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out basis and net realizable value. Net realizable value is defined as sales price less cost of completion, disposition and transportation and a normal profit margin. As of November 30, 2022 and November 30, 2021, inventory amounted to $12,893 and $0, respectively, which consisted of finished goods.

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

Concentration

Six customers, including two related parties, account for 100% of sales during the year ended November 30, 2022.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On November 30, 2022, and November 30, 2021, the Company’s cash equivalents totaled $5,357 and $95,973, respectively.

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

As of November 30, 2022, and November 30, 2021, respectively, there were 45,625,000 and 45,000,000 shares of common stock issued and outstanding, respectively, and 900,000 and 1 shares and 0 shares of preferred stock issued and outstanding, respectively.

Note 3. Notes Payable and Convertible Debt

Notes payable consists of the following:

	Balance	Interest Rate	Maturity
Demand loans	$551,167	4% to 8%	Various
Reclassification of accrued compensation to notes payable	143,031	8%	December 1, 2017
Balance –November 30, 2022 and November 30, 2021	$694,198

As of November 30, 2022 and November 30, 2021, all loans are past due and in default.

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

On December 3, 2013, the Company entered into convertible debt agreements with a third-party investor totaling $62,500 at 8% interest, payable upon demand. The debt is convertible into shares of common stock at a conversion price of $0.10 per share, for any amount up to 50% of the original amount of the notes. As of November 30, 2022 and November 30, 2021, the note was in default.

On July 30, 2015, the Company entered into convertible debt agreements with a third-party investor totaling $200,000 at 8% interest, due on December 31, 2015. The debt is convertible into shares of common stock at a conversion price of $0.15 per share. As of November 30, 2022 and November 30, 2021, the note was in default.

On May 23, 2016, the Company entered into convertible debt agreements with a third-party investor totaling $25,000 at 8% interest, due on May 23, 2018. The debt is convertible into shares of common stock at a conversion price of $0.10 per share. As of November 30, 2022 and November 30, 2021, the note was in default.

On July 30, 2015, the Company entered into convertible debt agreements with a third-party investor totaling $15,000 at 8% interest, due on May 23, 2018. The debt is convertible into shares of common stock at a conversion price of $0.15 per share. As of November 30, 2022 and November 30, 2021, the note was in default.

On July 30, 2015, the Company entered into convertible debt agreements with a third-party investor totaling $15,000 at 8% interest, due on May 23, 2018. The debt is convertible into shares of common stock at a conversion price of $0.15 per share. As of November 30, 2022 and November 30, 2021, the note was in default.

Between December 3, 2014 and July 28, 2015, the Company issued a total of $113,031 in notes payable. Interest on the notes is payable at 8%. The loans were due prior to December 31, 2015 and are past due.

Accrued interest on notes payable and convertible debt at November 30, 2022 and November 30, 2021 amounted to $320,089 and $275,071, respectively, which is included as a component of accounts payable and accrued expenses.

Interest expense on notes payable and convertible debt with third parties amounted to $44,990 and $44,990 for the years ended November 30, 2022 and November 30, 2021 respectively.

Note 4. Related Party Transactions

On May 27, 2016, the former Chief Executive Officer, now our Chief Financial Officer, agreed to reduce his accrued compensation by $206,250 as a contribution to additional paid in capital. He also agreed to reclassify $874,000 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid, accrued compensation will be paid with an amount decided by the Board. On June 1, 2016, he agreed to reduce his accrued compensation by $25,000 as a contribution to additional paid in capital. He also agreed to reduce his long term note by $214,000 as a contribution to additional paid in capital. As the Company was not funded prior to December 1, 2016, the Board of Directors reversed the contribution of accrued salaries. As of November 30, 2022 and November 30, 2021, the Chief Financial Officer was owed $445,250 and $445,250, respectively, of accrued compensation and accrued salary was reduced by $15,722.47. As of November 30, 2022 and November 30, 2020, the Chief Financial Officer was owed $805,637 and $805,637, respectively, of notes payable and accrued interest.

On May 27, 2016, the Director of Strategy agreed to reduce her accrued compensation by $206,250 as a contribution to additional paid in capital. She also agreed to reclassify $660,000 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The total principal amount of $710,000 included three different notes totaling $50,000@ 8% interest. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid, accrued compensation will be paid with an amount decided by the Board. On June 1, 2016, she agreed to reduce her accrued compensation by $225,000 as a contribution to additional paid in capital. She also agreed to reduce her long term note by $9,583 as a contribution to additional paid in capital. As the Company was not funded prior to December 1, 2016, the Board of Directors reversed the contribution of accrued salaries. As of November 30, 2022 and November 30, 2021, the Director was owed a total of $440,833 and $440,833, respectively, of accrued compensation. As of November 30, 2022 and November 30, 2021, the Director was owed a total of $883,791 and $883,791, respectively, of notes payable and accrued interest. There was a reduction in the liability by share issuance of $27,308.

As of November 30, 2016, a related party investor advanced a total of $99,448 due on or before June 15, 2016. Pursuant to the agreement, the investor is allowed to convert 100% of the debt at a share price of $0.15. As of November 30, 2022 and November 30, 2021, the note was in default.

In March 2016, the Chief Operating Officer loaned to the Company $100,000. The loan bears interest at 8% and is due on or before March 2, 2018. Pursuant to the agreement, the investor is allowed to convert 100% of the debt on the maturity date at a share price of $0.15. The Company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on March 2, 2016 was $0.10 per share and, accordingly, there was deemed to be no Beneficial Conversion Factor. On May 18, 2016, the Chief Operating Officer loaned the Company an additional $50,000 with conversion rights at $0.10 per share. Therefore, effective May 18, 2016, $50,000 of the Chief Operating Officer’s note payable had conversion rights of $0.10 per share. The Company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on May 18, 2016 was $0.10 per share and accordingly there was deemed to be no Beneficial Conversion Factor. On May 23, 2016, a third-party investor loaned the Company $25,000 with conversion rights at $0.10 per share. Therefore, effective May 23, 2016, an additional $25,000 of the Chief Operating Officer’s $100,000 note payable had conversion rights of $0.10 per share. The Company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on May 18, 2016 was $0.10 per share and accordingly, was deemed to have no Beneficial Conversion Factor. As of November 30, 2022 and November 30, 2021, the note was in default.

In May 2016, the Chief Operating Officer made a loan of $50,000, bearing interest at 8% and due on or before May 18, 2018. The debt is convertible into shares of common stock at a conversion price of $0.10 per share. As of November 30, 2022 and November 30, 2021, the note was in default.

In July 2016, the Chief Operating Officer made a loan of $50,000 as collateral, bearing interest at 8% and due on or before July 31, 2018. The debt is convertible into shares of common stock at a conversion price of $0.10 per share. As of November 30, 2022 and November 30, 2021, the note was in default.

On June 29, 2021 the Company entered into an employment agreement with Robert Kohn. The Company agreed to an annual salary of $150,000 beginning on September 30, 2021. Mr. Kohn resigned on November 15, 2022. As of November 30, 2022 and November 30, 2021 the Company accrued $168,750 and $25,000, respectively.

During the year ended November 30, 2021 the Company issued 17,500,000 HyFi Tokens to related parties for the purchase of technology. The Technology has a historical value of $0. In addition, the Company issued Troy MacDonald 175,000 HyFi Tokens as consideration for his sale of HyFi tokens at 5% of the related token sales.

Accrued interest on related party notes payable and convertible debt at November 30, 2022 and November 30, 2021, amounted to $568,912 and $484,156, respectively, and is a component of accounts payable and accrued expenses – related parties.

Interest expense on notes payable and convertible debt with related parties amounted to $84,756 and $84,756 for the years ended November 30 2022 and 2021, respectively.

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

Convertible Loans – variable priced conversion

Diagonal Lending Securities Purchase Agreement & Convertible Note

On May 31, 2022, the Company entered into a Securities Purchase Agreement (the “Diagonal Lending SPA”) by and between the Company and 1800 Diagonal Lending LLC (“Diagonal Lending”). Pursuant to the terms of the Diagonal Lending SPA, the Company agreed to sell, and Diagonal Lending agreed to purchase, a convertible note of the Company in the aggregate principal amount of $90,000. On August 5, 2022 the Company borrowed an additional $78,750 with similar terms. On September 26, 2022 the Company borrowed an additional $55,000 with similar terms

On May 31, 2022, August 5, 2022 and September 26, 2022, pursuant to the terms of the Diagonal Lending SPA, the Company issued to Diagonal Lending a convertible promissory note (the “Diagonal Lending Note”) in the principal amount of $90,000, $78,750 and $55,000, respectively. The Diagonal Lending Note was funded on June 23, 2022, August 5th, 2022 and November 6, 2022. The Diagonal Lending Note bears interest at a rate of 10% per annum and matures 180 days after issuance. The Diagonal Lending Note may not be prepaid in whole or in part except as otherwise explicitly set forth in the Diagonal Lending Note. Any amount of principal or interest which is not paid when due will bear interest at a rate of 22% per annum.

Diagonal Lending has the right from time to time, and at any time following November 27, 2022 and ending on the earlier of (i) payment of all amounts due under the Diagonal Lending Note, (ii) May 31, 2023, if all amounts are repaid in full at such time, or (iii) the date full repayment of all indebtedness to convert all or any part of the indebtedness into common stock subject to the terms of the Digital Lending Note at the Conversion Price (as hereinafter defined). The “Conversion Price” means 65% multiplied by the lowest trading price for the Company’s common stock during the 10-trading day period ending on the latest complete trading day prior to the conversion date, subject to a 4.99% equity blocker and subject to the terms of the Diagonal Lending Note.

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

On June 26, 2022 PIP agreed to purchase, and the Company agreed to sell, 500,000 shares of restricted common stock at a purchase price of $0.25 per share. As of November 30, 2022 the shares have not been issued by the transfer agent

Note 7. Commitments and Contingencies

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

PIP North America ILO and Multi-Agreement

On June 26, 2022, the Company entered into an ILO and Multi-Agreement (the “PIP Agreement”) with PIP North America Inc. (“PIP”). Pursuant to the terms of the PIP Agreement, the parties agreed as follows:

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

5. The Company agreed to provide PIP with Exclusive License options for one-year $1 million and an option for an additional year for $10 million for the agriculture category on the HyFi DeFi marketplaces. Whoever brings the issuer will receive 75% of the gross revenues and whoever does not bring the issuer will receive 25% of the gross revenues. The option for the one-year exclusive must be exercised while the first PIP ILO is listed on the HyFi ILO marketplace and, once exercised, will last for one year. Within 90 days of the expiration of the one-year exclusive license, PIP must exercise the license for the second year.

6. PIP agreed to pay the Company 5% of gross sales of PIP vaults plus usual and customary percentages charged by third party vendors for the vault program.

7. PIP agreed to purchase, and the Company agreed to sell, 500,000 shares of restricted common stock at a purchase price of $0.25 per share. As of November 30, 2022 the shares have not been issued by the transfer agent.

8. PIP agreed to purchase, and the Company agreed to sell, 3,125,000 HyFi tokens at a purchase price of $0.04 per token for $125,000. The HyFi tokens can be used as utility tokens in conjunction with HyFi DeFi marketplace fees and services, HyFi vaults, HyFi memberships and any other HyFi fees and services. As of November 30, 2022 the HyFi tokens have not been delivered.

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

On November 11, 2022, the Company entered into an agreement with Generation Power Group Limited. The Company agreed to act as a non-exclusive placement agent in connection with an offering to investors of up to an aggregate of $100,000,000 of securities. The Company will receive the following:

(a) Company Onboarding & Due Diligence Fee. The Company will receive a non-refundable Onboarding fee of $125,000 upon execution of this Agreement.

(b) Placement Fee. The Company will receive a cash placement fee equal to 4% of the aggregate gross proceeds received from Investors that the Company originated. The Company will receive placement fee equal to 2% of the aggregate gross proceeds received from Investors that Generation Power Group Limited originate.

(c) Expenses. The Company will receive promptly reimburse upon request for reasonable out-of-pocket expenses incurred by the Company in connection with the services provided hereunder, including, without limitation, travel costs, Site maintenance, and other customary expenses for this type of engagement, including, without limitation, out-of-pocket legal or regulatory fees, costs and expenses (including without limitation, any Offering-related regulatory filing fees and reasonable out-of-pocket counsel or consultant fees, related to the review of Offering Materials for compliance with applicable SEC/FINRA rules).

(d) All fees and expenses payable hereunder are net of all applicable withholding and similar taxes.

The term of this Agreement shall be from the date hereof until the earlier of: (i) 12 months from the date hereof; or (ii) the date of the closing of the Offering as agreed by HYFI and the Company. The engagement hereunder will commence upon the execution of this Agreement by both parties, and shall be terminable by either party, with or without cause, on 30 days’ prior written notice to the other.

As of November 30, 2022, the Company has recorded the Onboarding & Due Diligence Fee as deferred revenue.

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

Mr. Walton, age 63, Since September 2022, Mr. Walton has served as Chief Operating Officer of HyFi, helping to review its security token and renewable green energy financing business. He is responsible for developing the regulated financial infrastructure which will enable HyFi to raise capital for its clients, as well as attending to key operational responsibilities.

For the past five years Mr. Walton advised several start-up fintech businesses to raise capital, arrange operations and develop business management and alternative investing markets. This work involved regulated blockchain and cryptocurrency businesses as well as style-based investment technology. At Optimal Asset Management, Mr. Walton grew assets and helped to develop a business which was eventually sold to BNY Mellon.

Prior to this, Mr. Walton advised on a substantial portion of new technology and new product development at the London Stock Exchange’s New York operation, FTSE Russell for two periods between 2009 and 2017. Mr. Walton also ran business development for renowned economist, Mr. Stephen Ross, at his Ross, Jeffrey and Antle hedge fund, for a four-year period, helping to grow assets substantially.

Mr. Walton worked for a number of leading investment banks in London over three decades from the 1980s to the early 2000’s. In this work, Mr. Walton was a highly rated financial analyst and investment strategist at the Warburg’s private bank, Schroders private bank, Goldman Sachs, Schroder Salomon Smith Barney, and Merrill Lynch.

Mr. Walton received a Master’s Degree in Economics from the University of London and Bachelor’s Degree in Economics from the Victoria University of Manchester. Mr. Walton studied advanced management principles at the UK-based Ashridge Business School. For most of his career, Mr. Walton held regulatory qualifications administered by the then UK supervisory body, Financial Services Authority.

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

Note 8. Subsequent Events

On May 5, 2023, the Company entered into a Joint Venture Agreement with POWGEX ENERGY PTY LTD., a South Africa limited liability company (“POWGEX”).

Pursuant to the terms of the Agreement, the Company will form a joint venture with POWGEX to conduct renewable energy projects in South Africa. The parties intend to enter into agreements and conduct renewable energy projects with the Sovereign Government of South Africa and its related ministries.

The Company will arrange for an investment in POWGEX of USD $6 million in the form of a note, loan or bond within 30 days of the Agreement’s effective date. POWGEX will loan USD $1 million to the Company, to be repaid with funds that the Company will raise for POWGEX. The Company will raise up to USD $450 million for investment in POWGEX within 90 business days of the Agreement’s effective date. The Company will own a 19.99% interest (applicable to equity, profits, dividends, cash distributions, etc.) in the entities formed under the joint venture, and the remainder will be owned by POWGEX. POWGEX will pay the Company a management advisory fee of 1.5% of all investment capital raised for all projects in the joint venture.

POWGEX will sell between 2.22% to 19.99% of its outstanding equity interest to the Company, in proportion to the amount of the total USD $450 million raised by the Company on behalf of POWGEX. The Company will sell between 1.11% to 15.00% of its outstanding equity interests to POWGEX, in proportion to the amount of the total USD $450 million raised by the Company on behalf of POWGEX. If one of the parties terminates the Agreement, breaches the Agreement or tries to sell the shares of the other party that were received pursuant to the Agreement, the other party will have the right to repurchase any or all of such shares held by the party who triggers the repurchase right under the Agreement.

The Agreement also requires the Company to sell up to 15% of its outstanding common stock to James Waithaka and Kip Harris, officers of POWGEX, split equally, for up to USD $50 million upon the completion of the other terms of the Agreement outlined above.

Furthermore, the Company must now appoint Kip Harris, one of POWGEX’s officers, to its board of directors and James Waithaka, another of POWGEX’s officers, to its board of directors one year from the date of the Agreement. The Company will appoint one director and POWGEX will appoint two directors to the board of directors for the joint venture.

