Form 10-Q
period 2023-02-28
Biopower Operations Corp
filed 2023-06-16
CIK 1510832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

As of June 16, 2023, the registrant had 45,625,000 shares of common stock outstanding.

BIOPOWER OPERATIONS CORPORATION

FORM 10-Q

2

BioPower Operations Corporation and Subsidiaries

Consolidated Balance Sheets

	February 28,	November 30,
	2023	2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$135	$825
Accounts receivable	331	331
Inventory	12,893	12,893
Total assets	$13,359	$14,049

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$499,159	$451,846
Accounts payable and accrued expenses - related party	2,335,817	2,295,213
Deferred revenue	375,000	375,000
Notes payable	130,671	130,671
Convertible debt variable priced conversion, not of discount of $7,639	216,111	157,167
Convertible debt	368,031	368,031
Convertible debt - related parties,	399,447	399,447
Notes payable Senior secured - related party	-	-
Notes payable	193,667	193,667
Notes payable - related parties	1,320,700	1,320,700
Derivative liability	262,077	262,050
Total current liabilities	6,100,680	5,953,792

Commitments and Contingencies (Note 9)	-	-

Stockholders’ deficit
Preferred stock - Series A, $1.00 par value: 10,000 authorized, 0 and 1 shares issued and outstanding on November 30, 2022 and November 30, 2021, respectively	-	-
Preferred stock - Series C, $.001 par value: 5,000,000 authorized, 900,000 and 0 shares issued and outstanding on February 28, 202 and November 30, 2022, respectively	900	900
Common Stock owed	125,000	125,000
Common stock, $.0001 par value: 500,000,000 authorized; 45,625,000 and 45,625,000 issued and outstanding on February 28, 2023 and November 30, 2022, respectively	4,564	4,564
Additional paid-in capital	4,279,317	4,279,317
Accumulated deficit	(10,497,102)	(10,349,524)
Total stockholders’ deficit	(6,087,321)	(5,939,743)
Total liabilities and stockholders’ deficit	$13,359	14,049

The accompanying notes are an integral part of these consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended February 28,
	2023	2022
Revenue:
Sale of Tokens	-	200,000
Total Revenue	$-	$200,000

Operating expenses
Selling, general and administrative expenses	50,850	151,425
Total operating expenses	50,850	151,425

Income / (Loss) from operations	(50,850)	48,575

Other expenses
Loss on derivative	(27)	-
Interest expense	(75,512)	(11,247)
Interest expense -related party	(21,189)	(36,148)
Total other expenses	(96,728)	(47,395)

Net loss	$(147,578)	$1,180

Net loss per common share: basic and diluted	$(0.00)	$0.00

Weighted average common shares outstanding: basic and diluted	45,625,000	45,000,000

The accompanying notes are an integral part of these consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended February 28,
	2023	2022
Cash flows from operating activities
Net loss	$(147,578)	$1,180
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-
Amortization of debt discount	58,944	-
Gain on derivative	27	-
Adjustments to reconcile net loss to net
Changes in operating assets and liabilities
Increase in accounts receivable	-	(200,000)
Increase in prepaid expenses	-	(20,000)
Accounts payable and accrued expenses	47,313	(7,929)
Accounts payable and accrued expenses - related party	40,604	139,257
Net cash used in operating activities	(690)	(87,492)

Net increase in cash and cash equivalents	(690)	(87,492)
Cash and cash equivalents at beginning of period	825	95,973
Cash and cash equivalents at end of period	$135	$8,481

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Year Ended November 30, 2022 and 2021

(Unaudited)

	Preferred Stock - Series A		Preferred Stock		Common Stock payable		Common Stock		Additional
	Shares	Par	Shares	Par	Shares	Dollar	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Issuable	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance November 30, 2021	1	$1	900,000	$900	-	$-	45,000,000	$4,500	$4,140,411	$(9,556,990)	$(5,411,178)
Net loss, three months ended February 28, 2022	-	-	-	-	-	-	-	-	-	1,180	1,180
Balance February 28, 2022	1	$1	900,000	$900	-	$-	45,000,000	$4,500	$4,140,411	$(9,555,810)	$(5,409,998)

Balance November 30, 2022	-	-	900,000	900	500,000	125,000	45,625,000	4,564	4,279,317	(10,349,524)	(5,939,743)
Net loss, three months ended February 28, 2023	-	-	-	-	-	-	-	-	-	(147,578)	(147,578)
Balance February 28, 2023	-	$-	900,000	$900	500,000	$125,000	45,625,000	$4,564	$4,279,317	$(10,497,102)	$(6,087,321)

BioPower Operations Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

February 28, 2023

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

Note 2. Summary of Significant Accounting Policies

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements filed as part of the Company’s Annual Report on Form 10-K with the SEC on June 15, 2023.

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of February 28, 2023, the Company had an accumulated deficit of $10,497,102 and stockholders’ deficit of $6,087,321.

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

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out basis and net realizable value. Net realizable value is defined as sales price less cost of completion, disposition and transportation and a normal profit margin. As of February 28, 2023 and November 30, 2022, inventory amounted to $12,893 and $12,893, respectively, which consisted of finished goods.

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

Concentration

One customers accounted for 100% of sales during the three months ended February 28, 2022.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On February 28, 2023, and November 30, 2022, the Company’s cash equivalents totaled $135 and $825, respectively.

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

As of February 28, 2023, and November 30, 2022, respectively, there were 45,625,000 and 45,625,000 shares of common stock issued and outstanding, respectively, and 900,000 and 1 shares and 0 shares of preferred stock issued and outstanding, respectively.

Note 3. Notes Payable and Convertible Debt

Notes payable consists of the following:

	Balance	Interest Rate	Maturity
Demand loans	$551,167	4% to 8%	Various
Reclassification of accrued compensation to notes payable	143,031	8%	December 1, 2017
Balance –February 28, 2023 and November 30, 2022	$694,198

As of February 28, 2023 and November 30, 2022, all loans are past due and in default.

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

On December 3, 2013, the Company entered into convertible debt agreements with a third-party investor totaling $62,500 at 8% interest, payable upon demand. The debt is convertible into shares of common stock at a conversion price of $0.10 per share, for any amount up to 50% of the original amount of the notes. As of February 28, 2023 and November 30, 2022, the note was in default.

On July 30, 2015, the Company entered into convertible debt agreements with a third-party investor totaling $200,000 at 8% interest, due on December 31, 2015. The debt is convertible into shares of common stock at a conversion price of $0.15 per share. As of February 28, 2023 and November 30, 2022, the note was in default.

On May 23, 2016, the Company entered into convertible debt agreements with a third-party investor totaling $25,000 at 8% interest, due on May 23, 2018. The debt is convertible into shares of common stock at a conversion price of $0.10 per share. As of February 28, 2023 and November 30, 2022, the note was in default.

On July 30, 2015, the Company entered into convertible debt agreements with a third-party investor totaling $15,000 at 8% interest, due on May 23, 2018. The debt is convertible into shares of common stock at a conversion price of $0.15 per share. As of February 28, 2023 and November 30, 2022, the note was in default.

On July 30, 2015, the Company entered into convertible debt agreements with a third-party investor totaling $15,000 at 8% interest, due on May 23, 2018. The debt is convertible into shares of common stock at a conversion price of $0.15 per share. As of February 28, 2023 and November 30, 2022, the note was in default.

Between December 3, 2014 and July 28, 2015, the Company issued a total of $113,031 in notes payable. Interest on the notes is payable at 8%. The loans were due prior to December 31, 2015 and are past due.

Accrued interest on notes payable and convertible debt at February 28, 2023 and November 30, 2022 amounted to $320,089 and $275,071, respectively, which is included as a component of accounts payable and accrued expenses.

Interest expense on notes payable and convertible debt with third parties amounted to $11,247 and $11,247 for the three months ended February 28, 2023 and February 28, 2022 respectively.

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

Convertible Loans – variable priced conversion

Diagonal Lending Securities Purchase Agreement & Convertible Note

On May 31, 2022, the Company entered into a Securities Purchase Agreement (the “Diagonal Lending SPA”) by and between the Company and 1800 Diagonal Lending LLC (“Diagonal Lending”). Pursuant to the terms of the Diagonal Lending SPA, the Company agreed to sell, and Diagonal Lending agreed to purchase, a convertible note of the Company in the aggregate principal amount of $90,000. On August 5, 2022 the Company borrowed an additional $78,750 with similar terms. On September 26, 2022 the Company borrowed an additional $55,000 with similar terms

On May 31, 2022 ,August 5, 2022 and September 26, 2022, pursuant to the terms of the Diagonal Lending SPA, the Company issued to Diagonal Lending a convertible promissory note (the “Diagonal Lending Note”) in the principal amount of $90,000, $78,750 and $55,000, respectively. The Diagonal Lending Note was funded on June 23, 2022, August 5th, 2022 and November 6, 2022. The Diagonal Lending Note bears interest at a rate of 10% per annum and matures 180 days after issuance. The Diagonal Lending Note may not be prepaid in whole or in part except as otherwise explicitly set forth in the Diagonal Lending Note. Any amount of principal or interest which is not paid when due will bear interest at a rate of 22% per annum.

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

On March 5, 2022, the Company entered into a Stock Purchase Agreement (the “Compton SPA”) by and between the Company and Clarke Compton. Pursuant to the terms of the Compton SPA, the Company agreed to sell, and Mr. Compton agreed to purchase 625,000 shares of the Company’s common stock for a total purchase price of $250,000.

On June 26, 2022 PIP agreed to purchase, and the Company agreed to sell 500,000 shares of restricted common stock at a purchase price of $0.25 per share. As of November 30, 2022 the shares have not been issued by the transfer agent

Note 7. Commitments and Contingencies

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

5. The Company agreed to provide PIP with Exclusive License options for one-year $1 million an option for an additional year for $10 million for the agriculture category on the HyFi DeFi marketplaces. Whoever brings the issuer will receive 75% of the gross revenues and whoever does not bring the issuer will receive 25% of the gross revenues. The option for the one-year exclusive must be exercised while the first PIP ILO is listed on the HyFi ILO marketplace and, once exercised, will last for one year. Within 90 days of the expiration of the one-year exclusive license, PIP must exercise the license for the second year.

6. PIP agreed to pay the Company 5% of gross sales of PIP vaults plus usual and customary percentages charged by third party vendors for the vault program.

7. PIP agreed to purchase, and the Company agreed to sell 500,000 shares of restricted common stock at a purchase price of $0.25 per share. As of November 30, 2022 the shares have not been issued by the transfer agent.

8. PIP agreed to purchase, and the Company agreed to sell 3,125,000 HyFi tokens at a purchase price of $0.04 per token for $125,000. The HyFi tokens can be used as utility tokens in conjunction with HyFi DeFi marketplace fees and services, HyFi vaults, HyFi memberships and any other HyFi fees and services. As of November 30, 2022 the HyFi tokens have not been delivered.

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

Mr.Walton, Since September 2022, Mr. Walton has served as Chief Operating Officer of HyFi, helping to review its security token and renewable green energy financing business. He is responsible for developing the regulated financial infrastructure which will enable HyFi to raise capital for its clients, as well as attending to key operational responsibilities.

For the past five years Mr. Walton advised several start-up fintech businesses to raise capital, arrange operations and develop business invest management and alternative investing markets. This work involved regulated blockchain and cryptocurrency businesses as well as style-based investment technology. At Optimal Asset Management, Mr. Walton grew assets and helped to develop a business which was eventually sold to BNY Mellon.

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

Businesses

We have focused our business to become a U.S.-based green finance and renewable energy company. Our target markets need to access traditional capital markets via structured finance and ESG project consultancy supporting green, environmental and infrastructure related initiatives. Our unique relationship with WPP Energy and its multinational distributor network provides a tremendous deal flow for projects seeking capital. Adding structured finance creates a very scalable, fast moving new business unit capable of handling billions of dollars in volume. While we are not currently a Broker Dealer in the U.S, or any other jurisdiction, we are working with regulated entities to obtain funding for our clients.

HYFI had developed an innovative hybrid Centralized and Decentralized Finance (“CeDeFi”) blockchain technology called “HYFI”, “HYFI Tokens” to be used as utility tokens, an NFT investments utilizing both. Subsequently this platform and the investments it supported was not launched given increased uncertainty on the outlook for cryptocurrencies and the legal standing of the platforms which support them. We are reviewing the future of these projects within the new and ever-changing SEC regulated environment.

New services

BOPO/ HYFI is not a registered Broker Dealer but will rely upon third-party regulated services provided by Signet Capital, LLC. Signet is a boutique investment banking and structured finance services firm with extensive structuring and distribution capabilities for debt and equities securities. We have formed relationships with traditional institutions that are wholesale capital providers established in the U.S. bond and promissory note markets. As a result, our clients can reap the benefits, as this new business unit can accept projects with capital funding requests from $10 million to several billions of dollars in value as follows:

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

Key projects

Currently, we have a number of very large business opportunities in the renewable energy market. One particular venture is a partnership with Powgex South Africa to support the introduction of solar and wind power into South Africa to address that country’s electricity crisis. BOPO has executed multiple agreements, including the formation of a joint venture with Powgex South Africa, to build, own and operate renewable electricity generating facilities for the next 45 years.

BioPower/HYFI will own up to 19.99% of the Powgex/HYFI joint venture in exchange for various deliverables, including providing structured finance for green infrastructure and our OEM relationships. BioPower/HYFI has put together a consortium of banks, investment banks and institutions approved to provide structured project finance for the build out of as much as 300 gigawatts (GW) of utility scale and rooftop solar electricity, onshore and offshore wind, true green hydrogen production and atmospheric water generation.

The projects are confirmed to be guaranteed by Power Purchase Agreements from established key off-takers. In the first year it is contemplated that installations will begin in the fourth quarter for approximately 1 (GW) of power at a cost of approximately $2.25 Billion per GW, and subsequent years will target up to 6 GW of installed capacity, per year, with the help of world class OEM’s and leaders in the renewable energy industry such as large co-developers and EPC’s. BioPower/HYFI will arrange the structured finance for these renewable energy facilities and will also receive project development fees.

Subject to certain terms and conditions, including the amount of funds that BioPower/HYFI is able to arrange for investment in Powgex South Africa, Powgex South Africa will buy up to 15% of BioPower Common Stock for up to $50 Million, currently equal to 7,500,000 million shares at $6.67 per share. BioPower Operations Corporation will appoint one of Powgex South Africa’s officers to its board of directors and another of Powgex South Africa’s officers one year from the date of the Joint Venture Agreement. BioPower/HYFI will appoint one director and Powgex South Africa will appoint two directors to the POWGEX-HYFI Board of Directors.

Under the terms of the contracts, BioPower/HYFI will receive approximately $40 million in fees in year 1 and is projected to receive over $120 million in fees in year 2. In year 3 revenues are expected to scale up further, with the addition of revenues derived from PPA’s for installations completed in year 2. Each installed GW is expected to generate no less than $150,000 per hour in revenue for the POWGEX-HYFI Joint Venture. Subject to conditions, BioPower/HYFI owns 19.99% of Powgex/HYFI joint venture and is expected to receive a minimum of 19.99% of the net income for 45 years

Going Concern

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

There is substantial doubt that we can continue as an ongoing business for the next 12 months unless we obtain additional capital to pay our expenses or revenues. We must raise cash from sources other than revenues generated, such as from the proceeds of loans, public or private equity sales, and/or advances from related parties. There is no guarantee that any revenues or loans will be received, any equity sales will be made, and/or any related parties will advance funds to us or that such funds will be available on favorable terms.

Plan of Operation

We were dormant from February 2017 to June 29, 2021.

We have initiated our Structured Finance Program and launched our ESG project consultancy phase in the last quarter of 2023. We have executed major agreements to build out electricity facilities in Africa and other countries.

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

Liquidity and Capital Resources

For the three months ended February 28, 2023, we had $0 in revenue over $200,000 in revenue for the three months ended February 28, 2022. Our Net loss from operations at Feb 28, 2023, was $147,578, resulting from $0 in revenue, $50,856 in selling, general and administrative expenses and $47,395 in interest expenses which resulted in an increased loss of $148,758 versus a Net gain of $1,180 for the three months ended Feb 28, 2022 when we had $200,000 in revenue and 151,425 in selling, general and administrative expenses, and 47,395 in interest expenses.

	For the three months ended Feb 28,
	2023	2022
Revenue	$0	$200,000

Operating expenses
Selling, general and administrative expenses	30,850	151,425
Total operating expenses	30,850	151,425

Income / (Loss) from operations	(30,850)	48,575

Other expenses
Loss on Derivative Interest expense	(75,512)	(11,247)
Interest expense -related party	(21,189)	(36,148)
Total other expenses	(96,728)	(47,395)

Net income / (loss)	$(147,578)	$1,180

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

Also, on the Closing Date, the Company and China Energy Partners, LLC (“CEP”) entered into a share redemption agreement (the “Redemption Agreement”), dated as of the Closing Date, pursuant to which the Company redeemed one share of the Company’s Series A preferred stock from CEP (the “Series A Preferred Stock”). On the Closing Date, as provided in the Redemption Agreement, the Company issued to CEP a senior promissory note (the “Note”) in the principal amount of $1,000,000. The Series A Preferred Stock will be held in escrow. If an Event of Default (as defined in the Note) occurs under the Note, then the Company will direct the escrow agent to release the Series A Preferred Stock to CEP; provided, however, that CEP will also retain all rights and privileges under the Note (and the Company will remain bound to all obligations under Note) even if the Series A Preferred Stock is required to be released by the escrow agent to CEP as provided in the Redemption Agreement. For the avoidance of doubt, CEP will regain all rights, title, and interest in and to the Series A Preferred Stock upon the occurrence of an Event of Default under the Note, regardless of the amount of the outstanding balance owed under the Note at the time of the occurrence of an Event of Default under the Note. The shares of Series A Preferred Stock redeemable in accordance with the Redemption Agreement thereof have not been registered under the Securities Act, nor qualified under applicable state securities laws. This Note has been paid in full.

There is no historical financial information about us upon which to base an evaluation of our performance. We have generated revenues from operations of $175,000 for the year ending November 30, 2022, $446,700. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the launching of our structured finance and ESG divisions. We do not believe we have sufficient funds to operate our business for the next 12 months.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of Feb 28, 2023.

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

Change in internal control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the quarterly period ended Feb 28, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing with the SEC of the Company’s Annual Report on Form 10-K for the year ended November 30, 2022.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioPower Operations Corporation

Date: June 16, 2023	By:	/s/ Troy MacDonald
Troy MacDonald
Chief Executive Officer
(principal executive officer)

	By:	/s/ Troy MacDonald
Troy MacDonald
Chief Financial Officer
(principal financial officer and principal accounting officer)

