Form 10-Q/A
period 2023-02-28
Biopower Operations Corp
filed 2023-08-22
CIK 1510832

UNITED STATES

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

As of June 16, 2023, the registrant had 45,867,915 shares of common stock outstanding.

Explanatory Note

Explanatory Note BioPower Operations Corporation. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q Amendment No. 1”) to amend the Quarterly Report on Form 10-Q (“Original Filing”) for the quarter ended February 28, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on June 16 2023. This Form 10-Q Amendment No. 1 amends the Original Filing to include restated unaudited consolidated financial statements for the periods presented in Part I, Item 1 of the Original Filing primarily as a result of errors related to the Company’s not recording the conversion of a convertible note to Common Shares and the error of the capitalization of its financial blockchain platform rather than expense all associated costs for the buildout of the platform. (refer to Note 1 – “Restatement of Prior Financial Information” to our unaudited consolidated financial statements under Item 1 in this Form 10-Q Amendment No. 1 for additional information). In connection with the conversion of the convertible note and expense provision errors identified, management has re-evaluated its disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective as of February 28, 2023 due to a material weakness in internal control over financial reporting related to the ineffective design of controls related to conversions of notes payable and capital assets and expenses.

BIOPOWER OPERATIONS CORPORATION

FORM 10-Q/A

2

BioPower Operations Corporation and Subsidiaries

Consolidated Balance Sheets

	February 28, 2023	November 30,
	(as restated)	2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$135	$825
Accounts receivable	331	331
Inventory	12,893	12,893
Total assets	$13,359	$14,049

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$931,525	$451,846
Accounts payable and accrued expenses - related party	2,335,817	2,295,213
Deferred revenue	375,000	375,000
Notes payable	130,671	130,671
Convertible debt variable priced conversion, not of discount of $7,639	204,111	157,167
Convertible debt	368,031	368,031
Convertible debt - related parties,	399,447	399,447
Notes payable Senior secured - related party	-	-
Notes payable	193,667	193,667
Notes payable - related parties	1,320,700	1,320,700
Derivative liability	296,564	262,050
Total current liabilities	6,555,533	5,953,792

Commitments and Contingencies (Note 9)	-	-

Stockholders’ deficit
Preferred stock - Series A, $1.00 par value: 10,000 authorized, 0 and 1 shares issued and outstanding on November 30, 2022 and November 30, 2021, respectively	-	-
Preferred stock - Series C, $.001 par value: 5,000,000 authorized, 900,000 and 0 shares issued and outstanding on February 28, 202 and November 30, 2022, respectively	900	900
Common Stock owed	125,000	125,000
Common stock, $.0001 par value: 500,000,000 authorized; 45,867,915 and 45,625,000 issued and outstanding on February 28, 2023 and November 30, 2022, respectively	4,588	4,564
Additional paid-in capital	4,306,469	4,279,317
Accumulated deficit	(10,979,131)	(10,349,524)
Total stockholders’ deficit	(6,542,174)	(5,939,743)
Total liabilities and stockholders’ deficit	$13,359	14,049

The accompanying notes are an integral part of these consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended February 28,
	2023 (as restated)	2022
Revenue:
Sale of Tokens	-	200,000
Total Revenue	$-	$200,000

Operating expenses
Development expense	432,366	-
Selling, general and administrative expenses	50,850	151,425
Total operating expenses	483,216	151,425

Income / (Loss) from operations	(483,216)	48,575

Other expenses
Loss on derivative	(49,690)	-
Interest expense	(75,512)	(11,247)
Interest expense -related party	(21,189)	(36,148)
Total other expenses	(146,391)	(47,395)

Net loss	$(629,607)	$1,180

Net loss per common share: basic and diluted	$(0.01)	$0.00

Weighted average common shares outstanding: basic and diluted	45,625,000	45,000,000

The accompanying notes are an integral part of these consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended February 28,
	2023 (as restated)	2022
Cash flows from operating activities
Net loss	$(629,607)	$1,180
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-
Amortization of debt discount	58,944	-
Loss on derivative	49,690	-
Adjustments to reconcile net loss to net
Changes in operating assets and liabilities
Increase in accounts receivable	-	(200,000)
Increase in prepaid expenses	-	(20,000)
Accounts payable and accrued expenses	479,679	(7,929)
Accounts payable and accrued expenses - related party	40,604	139,257
Net cash used in operating activities	(690)	(87,492)

Net increase in cash and cash equivalents	(690)	(87,492)
Cash and cash equivalents at beginning of period	825	95,973
Cash and cash equivalents at end of period	$135	$8,481

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Conversion of Convertible debentures to common stock	$12,000	$-
Derivative resolution	$15,176	$-

The accompanying notes are an integral part of these consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended February 28, 2023 and 2022

(Unaudited)

	Preferred Stock - Series A		Preferred Stock		Common Stock payable		Common Stock		Additional
	Shares	Par	Shares	Par	Shares	Dollar	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Issuable	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance November 30, 2021	1	$1	900,000	$900	-	$-	45,000,000	$4,500	$4,140,411	$(9,556,990)	$(5,411,178)
Net loss, three months ended February 28, 2022	-	-	-	-	-	-	-	-	-	1,180	1,180
Balance February 28, 2022	1	$1	900,000	$900	-	$-	45,000,000	$4,500	$4,140,411	$(9,555,810)	$(5,409,998)

Balance November 30, 2022	-	-	900,000	900	500,000	125,000	45,625,000	4,564	4,279,317	(10,349,524)	(5,939,743)
Conversion of notes payable	-	-	-	-	-	-	242,915	24	11,976	-	12,000
Derivative resolution	-	-	-	-	-	-	-	-	15,176	-	15,176
Net loss, three months ended February 28, 2023	-	-	-	-	-	-	-	-	-	(629,607)	(629,607)
Balance February 28, 2023 (as restated)	-	$-	900,000	$900	500,000	$125,000	45,867,915	$4,588	$4,306,469	$(10,979,131)	$(6,542,174)

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

Note 2. Restatement

On August 15, 2023, the Company determined that the Company’s consolidated financial statements for the three months ended February 28, 2023 should no longer be relied upon since there were accrued expenses that were not recorded in the correct period and a conversion of $12,000 of notes payable had been omitted.

The effects of the restatement on the Company’s Consolidated financial statements as of, and for the three months ended following:

Balance Sheet

	As Previously	Effect of	As
	Reported	Restatement	Restated
Accounts payable and accrued expense	$64,145	$432,366	$931,525
Convertible debt variable priced conversion	$216,111	$(12,000)	$204,111
Derivative liability	$262,077	$34,487	$296,564
Common Stock	$4,564	$24	$4,588
Additional paid in capital	$4,279,317	$27,152	$4,306,469
Accumulated (Deficit)	$(10,497,102)	$(482,029)	$(10,979,131)

Statement of Operations for the three months ended February 28, 2023

	As Previously	Effect of	As
	Reported	Restatement	Restated
Development expense	$-	$432,366	$432,366
Loss on derivatives	$(27)	$(49,663)	$(49,690)
Net loss	$(147,578)	$(482,029)	$(629,607)
Net loss per share – basic and diluted	$(0.00)	$(0.01)	$(0.01)

Consolidated Statement of Cash Flows

	As Previously	Effect of	As
	Reported	Restatement	Restated
Operating activities:
Net Loss	$(147,578)	$(482,029)	$(629,607)
(Gain) / Loss on derivatives	$(27)	$49,663	$49,690
Accounts payable and accrued expense	$64,145	$432,366	$479,679
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Conversion of convertible debentures to common stock	$-	$12,000	$12,000
Derivative resolution	$-	$15,176	$15,176

Note 3. Summary of Significant Accounting Policies

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of February 28, 2023, the Company had an accumulated deficit of $10,979,131 and stockholders’ deficit of $6,542,174.

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

As of February 28, 2023, and November 30, 2022, respectively, there were 45,867,915 and 45,625,000 shares of common stock issued and outstanding, respectively, and 900,000 and 1 shares and 0 shares of preferred stock issued and outstanding, respectively.

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

Note 5. Related Party Transactions

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

On February 17, 2023 Diagonal converted $12,000 of principal into 242,915 shares of common stock at the price of $0.0494. The Company recorded dividend resolution of $15,176.

Note 6. Senior Promissory Note – related party

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

Note 7. Stockholders’ deficit

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

On June 26, 2022 PIP agreed to purchase, and the Company agreed to sell 500,000 shares of restricted common stock at a purchase price of $0.25 per share. As of November 30, 2022 the shares have not been issued by the transfer agent

Note 8. Commitments and Contingencies

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

	For the three months ended Feb 28,
	2023	2022
Revenue	$0	$200,000

Operating expenses
Development expense	432,366
Selling, general and administrative expenses	50,850	151,425

Total operating expenses	483,216	151,425

Income / (Loss) from operations	(483,216)	48,575

Other expenses
Loss on Derivative	(46,690)	(11,247)
Interest expense	75,512
Interest expense -related party	(21,189)	(36,148)
Total other expenses	(146,391)	(47,395)

Net income / (loss)	$(627,607)	$1,180

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

BioPower Operations Corporation

Date: August 22, 2023	By:	/s/ Troy MacDonald
Troy MacDonald
Chief Executive Officer
(principal executive officer)

	By:	/s/ Troy MacDonald
Troy MacDonald
Chief Financial Officer
(principal financial officer and principal accounting officer)

