Form 10-Q
period 2023-05-31
Biopower Operations Corp
filed 2023-08-22
CIK 1510832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

As of August 22, 2023, the registrant had 47,538,859 shares of common stock outstanding.

Explanatory Note

BIOPOWER OPERATIONS CORPORATION

FORM 10-Q

2

BioPower Operations Corporation and Subsidiaries

Consolidated Balance Sheets

	May 31,	November 30,
	2023	2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$-	$825
Accounts receivable	331	331
Inventory	12,893	12,893
Total assets	$13,224	$14,049

Liabilities and Stockholders’ Deficit
Current liabilities
Cash overdraft	$245	$-
Accounts payable and accrued expenses	1,275,421	451,846
Accounts payable and accrued expenses - related party	2,300,788	2,295,213
Deferred revenue	375,000	375,000
Notes payable	130,671	130,671
Convertible debt variable priced conversion	211,750	157,167
Convertible debt	368,031	368,031
Convertible debt - related parties,	399,447	399,447
Notes payable	193,667	193,667
Notes payable - related parties	1,320,700	1,320,700
Derivative liability	313,464	262,050
Total current liabilities	6,889,184	5,953,792

Commitments and Contingencies (Note 9)	-	-

Stockholders’ deficit
Preferred stock - Series A, $1.00 par value: 10,000 authorized, 0 and 1 shares issued and outstanding on May 31, 2023 and November 30, 2022, respectively	-	-
Preferred stock - Series C, $.001 par value: 5,000,000 authorized, 900,000 and 0 shares issued and outstanding on May 31, 2023 and November 30, 2022, respectively	900	900
Common Stock owed	125,000	125,000
Common stock, $.0001 par value: 500,000,000 authorized;45,867,915 and 45,625,000 issued and outstanding on May 31 2023 and November 30, 2022, respectively	4,588	4,564
Additional paid-in capital	8,730,014	4,279,317
Accumulated deficit	(15,736,462)	(10,349,524)
Total stockholders ‘deficit	(6,875,960)	(5,939,743)
Total liabilities and stockholders’ deficit	$13,224	14,049

The accompanying notes are an integral part of these consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three Months Ended May 31,		For the Six Months ended May 31,
	2023	2022	2023	2022
Revenue:
Sale of Tokens	-	136,000	-	336,000
Sale of Tokens - related party	-	110,700	-	110,700
Total Revenue	$-	$246,700	$-	$446,700

Operating expenses
Development expense	248,773	-	681,139	-
Selling, general and administrative expenses	4,446,448	212,443	4,497,298	363,868
Total operating expenses	4,695,221	212,443	5,178,437	363,868

Income / (Loss) from operations	(4,695,221)	34,257	(5,178,437)	82,832

Other expenses
Loss on derivative	(16,900)	-	(66,590)	-
Interest expense	(24,021)	(11,248)	(99,533)	(22,495)
Interest expense -related party	(21,189)	(36,147)	(42,378)	(72,295)
Total other expenses	(62,110)	(47,395)	(208,501)	(94,790)

Net loss	$(4,757,331)	$(13,138)	$(5,386,938)	$(11,958)

Net loss per common share: basic and diluted	$(0.10)	$(0.00)	$(0.12)	$(0.00)

Weighted average common shares outstanding: basic and diluted	45,867,915	45,597,826	45,762,474	45,302,198

The accompanying notes are an integral part of these consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months ended May 31,
	2023	2022
Cash flows from operating activities
Net loss	$(5,386,938)	$(11,958)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	4,423,545	-
Amortization of debt discount	66,583	-
Loss on derivative	66,590	-
Adjustments to reconcile net loss to net
Changes in operating assets and liabilities
Increase in accounts receivable	-	(331)
Increase in prepaid expenses	-	(77,593)
Increase in inventory		(12,983)
Accounts payable and accrued expenses	823,575	(191,071)
Accounts payable and accrued expenses - related party	5,575	470,238
Net cash used in operating activities	(1,070)	176,302

Cash flow from financing activities
Bank overdraft	245	-
Proceeds from issuance of common stock	-	249,991
Net cash provided by financing activities	245	249,991

Net increase in cash and cash equivalents	(825)	426,293
Cash and cash equivalents at beginning of period	825	95,973
Cash and cash equivalents at end of period	$-	$522,266

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Conversion of Convertible debentures to common stock	$12,000	$-
Derivative resolution	$15,176	$-

The accompanying notes are an integral part of these consolidated financial statements.

BioPower Operations Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended May 31, 2023 and 2022

(Unaudited)

	Preferred Series C		Preferred Stock		Common Stock payable		Common Stock		Additional
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Issuable	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance February 29, 2022	-	-	900,000	900	-	$-	45,000,000	$4,500	$4,140,411	$(9,555,809)	$(5,409,998)
Sale of common stock	-	-	-	-	-	-	625,000	63	249,928	-	249,991
Net loss, for three months ended May 31, 2022	-	-	-	-	-	-	-	-	-	(13,138)	(13,138)
Balance May 31, 2022	-	$-	900,000	$900	-	$-	45,625,000	$4,563	$4,390,339	$(9,568,948)	$(5,173,145)

	Preferred Series C		Preferred Stock		Common Stock payable		Common Stock		Additional
	Shares	Par	Shares	Par	Shares	Dollar	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Issuable	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance February 29, 2023	-	$-	900,000	$900	500,000	125,000	45,867,915	$4,588	$4,306,469	$(10,979,131)	$(6,542,174)
Stock based compensation	-	-	-	-	-	-	-	-	4,423,545	-	4,423,545
Net loss, for the three months ended May 31,2022	-	-	-	-	-	-	-	-	-	(4,757,331)	(4,757,331)
Balance May 31, 2023	-	$-	900,000	$900	500,000	$125,000	45,867,915	$4,588	$8,730,014	$(15,736,462)	$(6,875,960)

	Preferred Stock - Series A		Preferred Stock		Common Stock payable		Common Stock		Additional
	Shares	Par	Shares	Par	Shares	Dollar	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Issuable	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance November 30, 2021	1	$1	900,000	$900	-	$-	45,000,000	$4,500	$4,140,411	$(9,556,990)	$(5,411,178)
Sale of common stock	-	-	-	-			625,000	63	249,928	-	249,991
Net loss, six months ended May 31, 2022	-	-	-	-	-	-	-	-	-	(11,958)	(11,958)
Balance May 31, 2022	1	$1	900,000	$900	-	$-	45,625,000	$4,563	$4,390,339	$(9,568,948)	$(5,173,145)

Balance November 30, 2022	-	-	900,000	900	500,000	125,000	45,625,000	4,564	4,279,317	(10,349,524)	(5,939,743)
Conversion of notes payable	-	-	-	-	-	-	242,915	24	11,976	-	12,000
Derivative resolution	-	-	-	-	-	-	-	-	15,176	-	15,176
Stock based compensation									4,423,545		4,423,545
Net loss, Six months ended May 31, 2023	-	-	-	-	-	-	-	-	-	(5,386,938)	(5,386,938)
Balance May 31, 2023	-	$-	900,000	$900	500,000	$125,000	45,867,915	$4,588	$8,730,014	$(15,736,462)	$(6,875,960)

BioPower Operations Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

May 31, 2023

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception. As of May 31, 2023, the Company had an accumulated deficit of $15,736,462 and stockholders’ deficit of $6,875,960.

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

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out basis and net realizable value. Net realizable value is defined as sales price less cost of completion, disposition and transportation and a normal profit margin. As of May 31, 2023 and November 30, 2022, inventory amounted to $12,893 and $12,893, respectively, which consisted of finished goods.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On May 31, 2023 the Company had a cash overdraft of $245 and on November 30, 2022, the Company’s cash equivalents totaled $825.

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

On February 17, 2023 Diagonal converted $12,000 of principal into 242,915 shares of common stock at the price of $0.0494. The Company recorded a dividend resolution of $15,176.

As of May 31, 2023, and November 30, 2022, respectively, there were 45,867,915 and 45,625,000 shares of common stock issued and outstanding, respectively, and 900,000 and 1 shares and 0 shares of preferred stock issued and outstanding, respectively.

Note 3. Notes Payable and Convertible Debt

Notes payable consists of the following:

	Balance	Interest Rate	Maturity
Demand loans	$551,167	4% to 8%	Various
Reclassification of accrued compensation to notes payable	143,031	8%	December 1, 2017
Balance –May 31, 2023 and November 30, 2022	$694,198

As of May 31, 2023 and November 30, 2022, all loans are past due and in default.

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

On December 3, 2013, the Company entered into convertible debt agreements with a third-party investor totaling $62,500 at 8% interest, payable upon demand. The debt is convertible into shares of common stock at a conversion price of $0.10 per share, for any amount up to 50% of the original amount of the notes. As of May 31, 2023 and November 30, 2022, the note was in default.

On July 30, 2015, the Company entered into convertible debt agreements with a third-party investor totaling $200,000 at 8% interest, due on December 31, 2015. The debt is convertible into shares of common stock at a conversion price of $0.15 per share. As of May 31, 2023 and November 30, 2022, the note was in default.

On May 23, 2016, the Company entered into convertible debt agreements with a third-party investor totaling $25,000 at 8% interest, due on May 23, 2018. The debt is convertible into shares of common stock at a conversion price of $0.10 per share. As of May 31, 2023 and November 30, 2022, the note was in default.

On July 30, 2015, the Company entered into convertible debt agreements with a third-party investor totaling $15,000 at 8% interest, due on May 23, 2018. The debt is convertible into shares of common stock at a conversion price of $0.15 per share. As of May 31, 2023 and November 30, 2022, the note was in default.

On July 30, 2015, the Company entered into convertible debt agreements with a third-party investor totaling $15,000 at 8% interest, due on May 23, 2018. The debt is convertible into shares of common stock at a conversion price of $0.15 per share. As of May 31, 2023 and November 30, 2022, the note was in default.

Between December 3, 2014 and July 28, 2015, the Company issued a total of $113,031 in notes payable. Interest on the notes is payable at 8%. The loans were due prior to December 31, 2015 and are past due.

Accrued interest on notes payable and convertible debt at May 31, 2023 and November 30, 2022 amounted to $365,107 and $275,071, respectively, which is included as a component of accounts payable and accrued expenses.

Interest expense on notes payable and convertible debt with third parties amounted to $11,247, $22,494, $11,247 and $22,494 for the three and six months ended May 31, 2023 and May 31, 2022 respectively.

Note 4. Related Party Transactions

On May 27, 2016, the former Chief Executive Officer, now our Chief Financial Officer, agreed to reduce his accrued compensation by $206,250 as a contribution to additional paid in capital. He also agreed to reclassify $874,000 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid, accrued compensation will be paid with an amount decided by the Board. On June 1, 2016, he agreed to reduce his accrued compensation by $25,000 as a contribution to additional paid in capital. He also agreed to reduce his long term note by $214,000 as a contribution to additional paid in capital. As the Company was not funded prior to December 1, 2016, the Board of Directors reversed the contribution of accrued salaries. As of May 31, 2023 and November 30, 2022, the Chief Financial Officer was owed $445,250 and $445,250, respectively, of accrued compensation and accrued salary was reduced by $15,722.47. As of May 31, 2023 and November 30, 2022, the Chief Financial Officer was owed $805,637 and $805,637, respectively, of notes payable and accrued interest.

On May 27, 2016, the Director of Strategy agreed to reduce her accrued compensation by $206,250 as a contribution to additional paid in capital. She also agreed to reclassify $660,000 in accrued compensation to long term debt upon the issuance of a non-convertible 4% interest bearing note with a maturity date of December 1, 2017. The total principal amount of $710,000 included three different notes totaling $50,000@ 8% interest. The compensation included was accrued during the period from January 2, 2011 to February 29, 2016. This compensation will be paid as bonuses out of future income only and is further subject to a cap of 20% of operating net cash flow in any given period. If bonuses are paid, accrued compensation will be paid with an amount decided by the Board. On June 1, 2016, she agreed to reduce her accrued compensation by $225,000 as a contribution to additional paid in capital. She also agreed to reduce her long term note by $9,583 as a contribution to additional paid in capital. As the Company was not funded prior to December 1, 2016, the Board of Directors reversed the contribution of accrued salaries. As of May 31, 2023 and November 30, 2022, the Director was owed a total of $440,833 and $440,833, respectively, of accrued compensation. As of May 31, 2023 and November 30, 2022, the Director was owed a total of $883,791 and $883,791, respectively, of notes payable and accrued interest. There was a reduction in the liability by share issuance of $27,308.

As of November 30, 2016, a related party investor advanced a total of $99,448 due on or before June 15, 2016. Pursuant to the agreement, the investor is allowed to convert 100% of the debt at a share price of $0.15. As of May 31, 2023 and November 30, 2022, the note was in default.

In March 2016, the Chief Operating Officer loaned to the Company $100,000. The loan bears interest at 8% and is due on or before March 2, 2018. Pursuant to the agreement, the investor is allowed to convert 100% of the debt on the maturity date at a share price of $0.15. The Company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on March 2, 2016 was $0.10 per share and, accordingly, there was deemed to be no Beneficial Conversion Factor. On May 18, 2016, the Chief Operating Officer loaned the Company an additional $50,000 with conversion rights at $0.10 per share. Therefore, effective May 18, 2016, $50,000 of the Chief Operating Officer’s note payable had conversion rights of $0.10 per share. The Company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on May 18, 2016 was $0.10 per share and accordingly there was deemed to be no Beneficial Conversion Factor. On May 23, 2016, a third-party investor loaned the Company $25,000 with conversion rights at $0.10 per share. Therefore, effective May 23, 2016, an additional $25,000 of the Chief Operating Officer’s $100,000 note payable had conversion rights of $0.10 per share. The Company accounted for the conversion of loan in accordance with ASC 470, “Debt with Conversion and Other Options”. The fair market value of the shares on May 18, 2016 was $0.10 per share and accordingly, was deemed to have no Beneficial Conversion Factor. As of May 31, 2023 and November 30, 2022, the note was in default.

In May 2016, the Chief Operating Officer made a loan of $50,000, bearing interest at 8% and due on or before May 18, 2018. The debt is convertible into shares of common stock at a conversion price of $0.10 per share. As of May 31, 2023 and November 30, 2022, the note was in default.

In July 2016, the Chief Operating Officer made a loan of $50,000 as collateral, bearing interest at 8% and due on or before July 31, 2018. The debt is convertible into shares of common stock at a conversion price of $0.10 per share. As of May 31, 2023 and November 30, 2022, the note was in default.

On June 29, 2021 the Company entered into an employment agreement with Robert Kohn. The Company agreed to an annual salary of $150,000 beginning on September 30, 2021. Mr. Kohn resigned on November 15, 2022. As of May 31, 2023 and November 30, 2022 the Company accrued $168,750 and $168,750, respectively.

During the year ended November 30, 2021 the Company issued 17,500,000 HyFi Tokens to related parties for the purchase of technology. The Technology has a historical value of $0. In addition, the Company issued Troy MacDonald 175,000 HyFi Tokens as consideration for his sale of HyFi tokens at 5% of the related token sales.

Accrued interest on related party notes payable and convertible debt at May 31, 2023 and November 30, 2022, amounted to $611,290 and $568,912, respectively, and is a component of accounts payable and accrued expenses – related parties.

The Company has separated accounts payable and accrued expenses on the balance sheet to reflect amounts due to related parties primarily consisting of officer compensation, health insurance, interest on notes and reimbursable expenses to officers for travel, meals and entertainment, vehicle and other related business expenses.

Convertible Loans – variable priced conversion

Note 5. Convertible loans

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

On June 26, 2022 PIP agreed to purchase, and the Company agreed to sell 500,000 shares of restricted common stock at a purchase price of $0.25 per share. As of May 31, 2023 and November 30, 2022 the shares have not been issued by the transfer agent

On April 21, 2023 the Company awarded 112,346 of the Company’s ‘C’ class preference shares to an employe the vesting schedule is :

On signing this agreement (April 21, 2023)	28,088 ‘C’ class preference shares
After 6 months (October 21, 2023)	28,086 ‘C’ class preference shares
After 12 months (April 21, 2024)	28,086 ‘C’ class preference shares
After 18 months (October 21, 2024)	28,086 ‘C’ class preference shares

During the three months ended May 31, 2023 the Company recorded an expense of $4,423,545 for the vested portion of the awards. The remaining unamortized amount of $7,709,607 will be amortized over the vesting period.

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

Effective April 21, 2023 The Company and Paul Walton entered into a one year employment agreement.

The Company shall pay the Executive as compensation for his services during the first twelve (12) months of his Employment a base salary at a gross annual rate of $180,000. Such salary shall be payable either when:

i.	the Company receives net investment of at least $1,000,000 or,
ii.	the Company receives net income of at least $1,000,000.

Mr. Walton shall be awarded 112,346 of the Company’s ‘C’ class preference shares on signing this agreement according to the following vesting schedule:

On signing this agreement (April 21, 2023)	28,088 ‘C’ class preference shares
After 6 months (October 21, 2023)	28,086 ‘C’ class preference shares
After 12 months (April 21, 2024)	28,086 ‘C’ class preference shares
After 18 months (October 21, 2024)	28,086 ‘C’ class preference shares

During the three months ended May 31, 2023 the Company recorded an expense of $4,423,545 for the vested portion of the awards. The remaining unamortized amount of $7,709,607 will be amortized over the vesting period.

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

Note 9. Subsequent Events

On June 22, 2023 Diagonal converted $25,000 of principal into 253,036 shares of common stock at the price of $0.0988.

On June 27, 2023 Diagonal converted $25,000 of principal into 300,120 shares of common stock at the price of $0.0833.

On July 12, 2023 Diagonal converted $22,000 of principal into 637,019 shares of common stock at the price of $0.0416.

On July 14, 2023 Diagonal converted $20,000 of principal into 480,769 shares of common stock at the price of $0.0416.

On June 28, 2023, the Company entered into a Securities Purchase Agreement by and between the Company and Fast Capital LLC. Pursuant to the terms of the Diagonal Lending SPA, the Company agreed to sell, and Diagonal Lending agreed to purchase, a convertible note of the Company in the aggregate principal amount of $75,000. The Note is convertible at 65% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC.

On July 17, 2023, the Company entered into a Securities Purchase Agreement by and between the Company and 1800 Diagonal Lending LLC. Pursuant to the terms of the Diagonal Lending SPA, the Company agreed to sell, and Diagonal Lending agreed to purchase, a convertible note of the Company in the aggregate principal amount of $55,000. See note 5 for terms.

On August 21, 2023, the Company entered into a Securities Purchase Agreement by and between the Company and 1800 Diagonal Lending LLC. Pursuant to the terms of the Diagonal Lending SPA, the Company agreed to sell, and Diagonal Lending agreed to purchase, a convertible note of the Company in the aggregate principal amount of $10,000. See note 5 for terms.

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

